Form 10-K
period 2012-03-31
Starflick.com
filed 2012-06-22
CIK 1520592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2012

Commission File Number:   333-174833

STARFLICK.COM
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

1361 Peltier Drive
Point Roberts, Washington   98281
(Address of principal executive offices, including zip code.)

(403) 399-3132
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]   NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [X]   NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2012: $0.00.

As of June 20, 2012, 5,384,500 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.             BUSINESS.

General

We were incorporated in the State of Nevada on March 24, 2011. We are a start-up stage independent motion picture producer.  We have not generated any revenues and the only operations are organizational matters, planning our website, developing our business plan, and the preparation and filing of this registration statement.

We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause its plans to change.

We have not begun operations and will not begin operations until we completed this offering.  Our plan of operation is forward looking and there is no assurance that we will ever begin movie production operations.  Our prospects for profitability are not favorable.

The Motion Picture Industry

We believe that “major” studios dominate the motion picture industry in the United States by controlling the distribution of films that they produce as well as films that are produced by “independent” studios. These major studios include among others: The Walt Disney Company; Sony Pictures Entertainment; Paramount Pictures; Twentieth Century Fox Film Corporation; Universal Studios; and Warner Bros. Entertainment.

We believe that two convergent trends in the production and distribution of motion pictures have led to an opportunity for our proposed low-budget independent films to be profitably exploited: the increasing commercial success of independent films and the increasing commercial success of DVDs.

It is our belief that what was once considered an uncharacteristic and uncommon success, high-grossing independent films have become a more consistent trend. We believe that increasing commercial success of independent films that cater to specific audiences or specialized tastes is an indication that consumer tastes have proven broader than what the major studios can fulfill, and an increasing demand exists for low-budget, independent films in both the international and domestic markets.

The popular and inexpensive DVD format has expanded the audience market beyond traditional theatrical distribution. The high production, marketing, and distribution costs for films produced for theatrical distribution economically require that theatrically distributed films have the broadest possible audience appeal. However, with the expansion of the audience market to include the vast audience watching motion pictures at home on DVD, we believe they must appeal to a mass audience with a rating of PG, PG-13 or R, and should be within the genres of suspense, drama or comedy.

We plan to concentrate on the production and distribution of films that will appeal to the general public and will range between $70,000 and $100,000 in production costs. We believe that by employing emerging high-definition digital video technologies and an economical pool of talented actors, we can create unique and viable films in this budget range.

The Digital Video Industry

It is our belief, that the availability of digital video (“DV”) has created the possibility for low-budget motion picture production, alleviating many technical and financial burdens of filmmaking. DV is video technology that treats video and audio as digital information. With this technology, motion picture image and audio data can be stored, manipulated, and relayed with the ease of any other computer data.

Since its introduction to consumers in 1994, it is our belief that DV has rapidly grown in popularity and more recently, consumer-priced DV, it is our belief, has grown dramatically in capability allowing the capture of images of quality comparable to traditional 35-millimeter film production, which is the standard for major studio theatrical film production.

It is our belief that DV offers several benefits including:

*	extremely portable, inexpensive cameras and media;
*	excellent images and color reproduction of appropriate resolution for broadcast television, DVD, as well as theatrical distribution;
*	CD quality digital sound recording;
*	the ability to use a high speed connection to transmit video and audio digitally in and out of a computer or another DV device, avoiding any loss of quality with transfers and copies;
*	and affordable, desktop or laptop computer-based editing systems.

It is our belief that production also offers several indirect production advantages over traditional film production. Producing with DV, a filmmaker can view and even edit filmed results immediately as opposed to traditional film production in which processing is required to view “dailies” - the raw, unedited footage that are reviewed each day as a film is being produced. With DV, adjustments can be made immediately, as opposed to only later, upon review of processed film, as is with traditional film production and dailies. Also, the light sensitivity of DV equipment allows for the use of smaller, less expensive and less electrically demanding lighting set-ups. This creates a set or shooting environment that is easier to set up, reconfigure and transport. And additionally, since DV is captured onto inexpensive tapes or directly onto a computer hard drive, the cost of digital “film stock” is practically negligible and, therefore, there is little additional media cost in capturing as many takes, re-takes or set-ups as are required to complete a scene. In traditional film production, each frame of film shot and processed has a measurable and significant cost, which would make a comparably free-form production strategy cost prohibitive. Overall, DV allows for small, direct, and inexpensive productions.

A recent advancement in DV has been the introduction of low-cost high-definition digital video (“HD”) cameras. Major studios are using HD digital video more frequently in the production of theatrical motion pictures. Until recently, HD equipment and production has been comparable in cost and complexity to traditional 35-millimeter production, though offering the production and post-production advantages of the digital production workflow. In the last year, though, this equipment has become available at the prices of standard definition (“SD”) digital video, the affordable digital video technology previously and currently available to consumers and filmmakers. HD digital video has six times more lines of resolution than SD digital video and, therefore, offers a much sharper picture. The increased resolution makes HD an appropriate medium for films intended to be projected in theatres, as a high resolution source is required in order to create a detailed large projection.

Although the resolution limitations of standard television and DVD are below that of the capabilities of HD, so when producing a low budget motion picture that is ultimately destined for DVD only distribution SD technology may be sufficient, we believe that the advantages of capturing in HD, as opposed to SD, will offer more options for our productions as they could be released on a future HD DVD format or even have theatrical distribution. HD resolution televisions are currently available and being adopted by consumers, though currently not as ubiquitous as SD televisions. And though the current DVD format is not HD, future home video formats will be, as several formats are already in development. Therefore, we believe producing motion pictures in HD digital video is prudent practice to insure future marketability and compatibility of our motion pictures without significantly increasing the budgets of our productions as they can be distributed on current and near-future DVD technologies.

Overall, we believe that digital and video technology advances are allowing cinema-quality productions to be made for under $100,000.  It is our belief, that recent breakthroughs in technology have made it possible to capture movies using digital video cameras with fidelity akin to that of 35-millimeter film for distribution on DVDs, television or even to project them digitally in theaters with no loss of image quality.

Motion Picture Development and Production

Motion picture production consists of four steps: development, pre-production, production and post-production.

Development begins when we commission, acquire, or develop a screenplay. Once in possession of the screenplay, we seek commitments from a director, the principal cast members and other creative personnel. Also, a tentative production schedule and budget is prepared.

Pre-production begins when the screenplay is completed and the commitments have been arranged. During pre-production, we expect to engage creative personnel to the extent not previously committed; finalize the filming schedule and production budget; obtain insurance; establish filming locations; secure whatever studio facilities are required; and, if necessary, secure.  A completion guaranty is a commitment to complete a particular project on a date certain.

Production begins when principal photography begins and ends when principal photography ends. We plan to limit production to a total of three months in order to control costs and limit obligations on amateur and voluntary creative personnel.

Post-production begins upon completion of principal photography. During post-production, we plan to edit the motion picture, add audio effects, create computer-generated effects, titling, etc., which will complete the motion picture and prepare it for DVD production.

Our Production Strategy

From development through post-production, we plan to use various strategies, in addition to the use of digital technologies, so that the budgets of our motion pictures remain within our proposed budget of $70,000.

Foremost, we plan to be very selective with the underlying stories of our motion pictures. The stories must have practical limitations on the number of characters, locations, and action in order to be successfully executed within our proposed budget.

We plan to use a combination of paid and voluntary, amateur performers and crew for all aspects of production: actors and stunt men, production staff including camera and sound crews and set workers, as well as wardrobe, makeup, and special effects personnel. We believe that we can create our productions with the use of creative and technical personnel that are willing to contribute their skills, for less than standard industry compensation, out of an enthusiasm to participate in the productions, the opportunity to gain experience in various aspects of motion picture and digital video production, or to promote their particular skill, such as wardrobe design, special effects, or makeup, in one of our motion pictures. We plan to create an informal and collaborative working environment, in which all personnel will have the potential to offer significant contributions to the productions. We will promote our productions as a venue for emerging creative actors and film crews, or those seeking a production environment receptive to experimental ideas. We plan to advertise position openings and solicitations for actors and film crews on our websites, industry websites, trade publications as well as local publications, schools, and universities in areas in which we will shoot on location. There is no assurance that we will be able to attract talented personnel to contribute to our productions, especially for less than standard industry compensation.

Whenever practical, we plan to shoot our productions on location, at an existing site, eliminating the cost of renting or leasing studio space for the construction of sets or artificial environments. When shooting on location, we will employ local actors and film crew personnel for various positions so that we are not entirely responsible for travel and living expenses of personnel.  It is our belief that the mobility and flexibility of the digital technologies would allow for easy set-ups under a wide variety of conditions and lessen the general need for controlled environments.

The DVD Industry

DVD is a form of optical disc storage technology. Essentially, DVDs can be considered bigger, faster CDs that can hold cinema-like video and audio that is better than CD-quality, as well as computer data. DVD has widespread support from all major electronics companies, all major computer hardware companies, and all major music and movie studios.

Some features of DVDs include:

*          over two hours of high-quality digital video;
*          support for widescreen movies on standard or widescreen TVs;
*	up to eight tracks of digital audio, each with as many as eight channels which can be used to encode multiple languages, voice-overs, etc;
*          automatic branching of video for multiple story lines or ratings on one disc;
*          up to nine camera angles, which allow for different viewpoints to be selected during playback;
*          menus and simple interactive features;
*          instant rewind and fast-forward;
*          instant search to title, chapter, music track, and time code;
*          durable media that does not wear from playing, only from physical damage;
*          compact size that is easy to handle, store, and ship;
*          and replication that is cheaper than tapes.

DVD Production

DVD production is part of post production activities and has two basic phases: development and replication.

Development. DVD video development has three basic parts: encoding; authoring, which includes design, layout, and testing; and pre-mastering. The entire development process is sometimes referred to as authoring. Many service bureaus provide development facilities. However, with the availability of consumer priced technologies, we intend to set up in-house authoring facilities.

Since we plan to create our motion pictures using exclusively a digital production environment, our motion pictures will be in a format immediately suitable for DVD authoring without any additional preparation.

We plan to author our DVDs by employing desktop computers. Prices for software and hardware have dropped very rapidly and continue to drop, to where DVDs can be authored on a desktop computer system that costs less than $1,000.

Replication and Duplication. Replication is usually a separate job done by large plants. Large production run DVD replication equipment typically costs millions of dollars. A variety of machines are used to create a glass master, create metal stamping masters, stamp disc layers in hydraulic molds, apply reflective layers, bond layers together, print labels, and insert discs in packages.

For smaller production runs, it is considerably cheaper to use DVD duplication technology. We intend to outsource DVD duplication.  We intend to operate individual sites, viral marketing or linking to Facebook.

DVDs cost about $1,000 to master and about $0.50 to replicate depending on the size of the production run.

DVD post-production services primarily involve printing, packaging, fulfillment and distribution.  Those costs will be part of our cost in outsourcing duplication.

The Internet Industry

Our Internet sites will offer our motion pictures for sale to the Internet consumer on DVD. We believe that by selling the DVDs of our films on the Internet, we can circumnavigate the traditional methods of film distribution: theatrical release, video rental, and television. We believe that with a proper marketing campaign, our Internet sites can develop into an effective means to distribute our motion pictures.

We plan to create individual Internet sites for each film that we produce. These marketing and e-commerce sites will contain promotional information for each film, including story synopses, still images from the motion picture and behind-the-scenes production stills, short streaming video clips from the films; as well as offer visitors the opportunity to purchase a copy of the film on DVD directly from the website from an online store. If we have produced more than one film, the online store will make available for sale all films that we have produced. Additionally, if we have produced more than one film, each film marketing site will be interconnected to other film marketing sites in order to promote multiple film properties to a single visitor.

To draw visitors to our Internet sites, we plan to implement a targeted online marketing campaign that will attempt to achieve visibility in places where our prospective audience is likely to be browsing. Since our motion pictures will be targeted to the general public, our online campaign will be tailored to target sites that we believe generate traffic from Internet users who would be interested in our motion pictures.

We intend to promote our website on search engines and directories such as Google, (www.google.com), Yahoo (www.yahoo.com) and those powered by the Open Directory Project (www.dmoz.org). As a result, when a potential visitor types in key words related to B-movies, genre films, DVDs, or the thematic or narrative content of one of our films, we will try to have our Internet site for our films listed as a search result. There is no assurance that we can obtain such status.  We have no plans to use the website to solicit short films that we will then develop into screenplays and then into feature length films.

Targeted links to our website from sites of related content, will be another method of obtaining visitors and potential customers. We believe that a significant Internet presence exists for sites dedicated to low-budget motion pictures including reviews; discussion, critique and analysis; and fan-admiration, as well as DVD collecting in general, where we are likely to find our target audience and to place targeted links. These links may increase targeted traffic to our Internet site. Additionally, we intend to place links to our websites from sites that deal with content thematically related to the stories of our films. There is no assurance that we will be able to convince website operators to create a link to our websites or to attract visitors to our websites using such targeted links.

Additionally, we plan to announce news on our motion pictures on the Internet and in press releases. We will e-mail our press releases to targeted print and Internet publications. If there are articles, editorial pieces, or reviews of our films, they may generate increased traffic to our Internet site, promoting visibility and an opportunity to sell our films. There is no assurance that there will be any articles, editorial pieces, or reviews of our films, and if there are, they may not generate increased traffic to our site or promote our visibility.

Our Philosophy

We are committed to the development and production of commercially salable feature-length motion pictures having budgets of up to $70,000 to $100,000, but which have enduring value in all media.  The budget for our initial film is between $70,000 and $170,000, depending upon the amount of money we raise in this public offering.  However, there is no guaranty that we will be able to produce our first film, even if we raise the minimum amount of this offering.  We anticipate not only acquiring rights and producing motion pictures but also capitalizing on other marketing opportunities associated with these properties.

If we do not have sufficient capital to independently finance our own productions, we intend to rely on outside sources of financing for all film production activities.  We will finance our initial film.  We will limit the budget to $70,000 for the first film only.  However, there is no guarantee that we will be able to produce our first film, even if we raise the minimum amount of this offering.  We plan to use most of our available capital to finance film development by acquiring options to existing screenplays and commissioning new screenplays, pre-production and marketing.  There is no guarantee that we will be able to secure financing to produce a film and make it available for distribution.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to produce commercially successful motion picture films.  In order to succeed, we must develop or acquire screenplays appropriate for production and distribution.  We intend to rely on our president’s access to and relationships with writers, actors and directors to find suitable existing screenplays.  We intend to promote our business on our website, however, we have no plans to use the website to solicit short films that we will then develop into screenplays and then into feature length films.

Our website is being developed and is expected to be fully operational within 100 days of completing our public offering.  We intend to promote our business on our website, however, we have no plans to use the website to solicit short films that we will then develop into screenplays and then into feature length films.

We believe that we should be able to secure actors based on the attractiveness of the screenplay but we may also offer, as an added incentive, grants of our stock or options to acquire our stock. Assuming we are successful with our first film, we plan to secure financing for subsequent from federal and provincial governments, financial institutions, lenders with profit participation, advances from distribution companies, accredited investors or a combination of outside sources.

By developing future film projects to this advanced stage, we believe that we will be able to maximize our leverage in negotiating production and financing arrangements.  Nevertheless, there may be situations when we may benefit from financial assistance at an earlier stage.  These occasions may be necessary as a result of lengthy development of a screenplay, the desirability of commissioning a screenplay by a highly paid writer, the acquisition of an expensive underlying work, or a significant financial commitment to a director or star.

It is common for motion picture producers to grant contractual rights to actors, directors, screenwriters, and other creative and financial contributors to share in revenue or net profits from the motion picture.  Except for the most sought-after actors, directors, and screenwriters, these third-party participants are generally paid after all distribution fees, marketing expenses, direct production costs and financing costs are recouped in full.  We plan to be flexible in compensating actors, directors, screenwriters, and film crews.

It is our belief that motion picture revenue is derived from the worldwide licensing of a film to several distinct markets, each having its own distribution network and potential for profit.  It is our further belief that the selection of the distributor for each of our feature films will depend upon a number of factors. Our most basic criterion is whether the distributor has the ability to secure bookings for the exhibition of the film on satisfactory terms. We will consider whether, when and in what amount the distributor will make advances to us. We will also consider the amount and manner of computing distribution fees and the extent to which the distributor will guarantee certain print, advertising and promotional expenditures.  We will not attempt to obtain financing for the production of a particular film unless we believe that adequate distribution arrangements for the film can be made.

No assurance can be given that our motion pictures, if produced, will be distributed and, if distributed, will return our initial investment or make a profit. We believe that it is possible for a feature film to return the initial investment and show a profit based on an average box office run, with residuals from the sale of ancillary rights adding to cash flow in future years.

Feature Film Production

We believe that feature film production does not require the ownership of expensive equipment, with the exception of our digital camera.  All the necessary equipment needed to engage in every aspect of the film production process can be rented or borrowed for the period in which it is needed.  We will, however, be purchasing our own digital camera.  We believe that this is standard operating procedure for all production companies within the industry and we plan to follow this procedure in our productions.   Such rentals and temporary equipment are accounted for in the budget of each film in what are called the “below the line” costs that are directly charged to the production or the cost of “manufacturing” the film.  We plan to rent whatever equipment is needed for the shortest period of time and to coordinate its use to avoid idle time.

Essential to our success will be the production of high quality films having budgets of $70,000 to $100,000 that have the potential to be profitable.  The budget for our first film will be between $70,000 and $170,000 depending on how much we raise in this public offering.  However, there is no guarantee that we will be able to produce our first film, even if we raise the minimum amount of this offering.  We will not engage in the production of X-rated material. We plan to make motion pictures that appeal to the tastes of the vast majority of the movie-going public. Our films will be cast into a wide range of genres, with our initial focus being on suspense, drama, and comedy.  All our films will be suitable for domestic and international theatrical exhibition, pay cable, network and syndicated television, as well as all other ancillary markets.

We believe that the low budgets, within which we intend to operate, will serve the dual purpose of being low enough to limit our downside exposure and high enough to pay for a feature film that appeal to the major markets. The market pull of the actors, directors, screenwriters, and film crews to be used must justify their fees by helping to attract advances. Our budgets must remain small enough so that a large percentage of our capital is not put at risk. If the movie crosses-over into a wide national distribution release, we can potentially generate a large profit because our share is not limited as with ancillary revenue.  Ancillary revenue is revenue from sources other than the sale of the movie, such as royalties from the sales of toys and figures depicting equipment and characters in our movies.  In order to produce quality motion pictures for relatively modest budgets, we will seek to avoid the high operating expenses. We do not plan on having high overhead caused by large staff, interest charges, substantial fixed assets, and investment in a large number of projects that are never produced.  We believe that by maintaining a smaller, more flexible staff, with fewer established organizational restrictions we can further reduce costs through better time management than is possible in a major studio production.

We also plan to enter into co-productions with experienced and qualified production companies in order to become a consistent supplier of motion pictures to distributors in the world markets.  With dependable and consistent delivery of product to these markets, we believe that distribution arrangements can be structured that will be equivalent to the arrangements made by major studios. We do not want to relinquish control of our productions, so we intend to provide up to 50% of the required funds. We may obtain our portion of the production costs from third parties in the form of debt financing, profit participation or such financing, and as such, we may be required to relinquish control of the project.  If we lose control of the project then we will likely be unable to influence the production, sale, distribution or licensing of the film. Primary responsibility for the overall planning, financing, and production of each motion picture will rest with our management. For each motion picture we will employ an independent film director who will be responsible for, or involved with, many of the creative elements, such as direction, photography, and editing.  All decisions will be subject to budgetary restrictions and our business control, although we will permit an independent director to retain reasonable artistic control of the project, consistent with its completion within strict budget guidelines.

Financing Strategy

We will produce our initial film entirely from the proceeds of this offering.  Thereafter, for subsequent films, if we cannot finance the production of our movies, we intend to establish a limited partnership for each movie we produce.  We will be the general partner.  Investors in the movie will be limited partners.  We will not begin formulating a plan with respect to financing any movies until we complete the production of our initial film.  We cannot estimate the amount of funds we will require to reach revenue generation, including the cost of marketing, production and distribution of our films until such time as we identify a script.  Wherever possible we will attempt to make arrangements with providers of goods and services to defer payment until a later stage in the production and financing cycle.  There are various methods to obtain the funds needed to complete the production of a motion picture.  Examples of financing alternatives include the assignment of our rights in a film to a joint venture or a co-producer.  Alternatively, we may form a limited liability company or partnership where we will be the managing member or the general partner. We may also obtain favorable pre-release sales or pre-licensing commitments from various end-users such as independent domestic distributors, foreign distributors, cable networks, and video distributors. These various techniques, which are commonly used in the industry, can be combined to finance a project without a major studio financial commitment.  We may distribute restricted shares of common stock in order to achieve any of the objectives set forth herein.

We may use any one or a combination of these or other techniques to finance our films, after our first film.  We anticipate that any financing method will permit us to maintain control over the production. There can be no assurance that we will be able to successfully arrange for such additional financing and to the extent we are unsuccessful, our production activities may be adversely affected.

Distribution Arrangements

Effective distribution is critical to the economic success of a feature film, particularly when made by an independent production company. We have not as yet negotiated any distribution agreements.

We intend to release our films in the United States, Canada, and other countries, through existing distribution companies, primarily independent distributors. We will retain the right for ourselves to market the films on a territory-by-territory basis throughout the rest of the world and to market television and other uses separately.  In many instances, depending upon the nature of distribution terms available, it may be advantageous or necessary for us to license all, or substantially all, distribution rights through one major distributor.

It is not possible to predict, with certainty, the nature of the distribution arrangements, if any, that we may secure for our motion pictures.

To the extent that we engage in foreign distribution of our films, we will be subject to all of the additional risks of doing business abroad including, but not limited to, government censorship, currency fluctuations, exchange controls, greater risk of “piracy” copying, and licensing or qualification fees.

Competition

The motion picture industry is intensely competitive. Competition comes from companies within the same business and companies in other entertainment media that create alternative forms of leisure entertainment.  The industry is currently evolving such that certain multinational multimedia firms will be able to dominate because of their control over key film, magazine, and television content, as well as key network and cable outlets.  These organizations have numerous competitive advantages, such as the ability to acquire financing for their projects and to make favorable arrangements for the distribution of completed films.

We will be competing with the major film studios that dominate the motion picture industry.  We will also compete with numerous independent motion picture production companies, television networks, and pay television systems, for the acquisition of literary properties, the services of performing artists, directors, producers, and other creative and technical personnel, and production financing. Nearly all of our competitors are organizations of substantially larger size and capacity, with far greater financial and personnel resources and longer operating histories, and may be better able to acquire properties, personnel and financing, and enter into more favorable distribution agreements.  Our success will depend on public taste, which is both unpredictable and susceptible to rapid change.

As an independent film production company, we most likely will not have the backing of a major studio for production and distribution support. Consequently, we may not be able to complete a motion picture.  If we do, we may not be able to make arrangements for exhibition in theaters.  Our success in theaters may determine our success in other media markets.

In order to be competitive, we intend to create independent motion pictures of aesthetic and narrative quality comparable to the major film studios that appeal to a wide range of public taste both in the United States, Canada, and abroad.  By producing our films in Canada we believe that we will be able to significantly reduce production costs, and thereby offer our films to distributors at extremely competitive pricing.  We plan to be very selective when developing screenplays.  We plan to produce our motion pictures efficiently, by employing amateur actors, directors, screenwriters, and film crews and established professionals with experience in the industry, when our budget allows us to do so.  Also, we plan on exploiting all methods of distribution available to motion pictures.

Intellectual Property Rights

Rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries, including Canada.  These laws provide substantial civil and criminal penalties for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, artwork, and still photography are separately subject to copyright under most copyright laws. We plan to take appropriate and reasonable measures to secure, protect, and maintain copyright protection for all of our pictures under the laws of the applicable jurisdictions. Motion picture piracy is an industry-wide problem.  Our industry trade association provides a piracy hotline and investigates all piracy reports. The results of such investigations may warrant legal action, by the owner of the rights, and, depending on the scope of the piracy, investigation by the Federal Bureau of Investigation and/or the Royal Canadian Mounted Police with the possibility of criminal prosecution.

Under the copyright laws of the United States and Canada, copyright in a motion picture is automatically secured when the work is created and “fixed” in a copy. We intend to register our films for copyright with both the Office and the United States Copyright Office and the Canadian Copyright Office.  Both offices will register claims to copyright and issue certificates of registration but neither will “grant” or “issue” copyrights.  Only the expression (camera work, dialogue, sounds, etc.) fixed in a motion picture can be protected under copyright. Copyright in both Canada and the United States does not cover the idea or concept behind the work or any characters portrayed in the work.  Registration with the appropriate office establishes a public record of the copyright claim.

Ordinarily, a number of individuals contribute authorship to a motion picture, including the writer, director, producer, camera operator, editor, and others. Under the laws of both the United States and Canada, these individuals are not always considered the “authors,” however, because a motion picture is frequently a “work made for hire.” In the case of a work made for hire, the employer, not the individuals who actually created the work, is considered the author for copyright purposes.  We intend all of our films to be works made for hire in which we will be the authors and thereby own the copyright to our films.

Canada’s copyright law is distinguished from that of the United States by recognizing the moral rights of authors.  Moral rights refer to the rights of authors to have their names associated with their work, and the right to not have their work distorted, mutilated or otherwise modified, or used in association with a product, service, cause or institution in a way that is prejudicial to their honor or reputation.  Moral rights cannot be sold or transferred, but they can be waived.  We intend that all individuals who contribute to the creation of any of our motion pictures will be required to waive any such moral rights that they may have in the motion picture.

For copyright purposes, publication of a motion picture takes place when one or more copies are distributed to the public by sale, rental, lease or lending, or when an offering is made to distribute copies to a group of persons (wholesalers, retailers, broadcasters, motion picture distributors, and the like) for purposes of further distribution or public performance. A work that is created (fixed in tangible form for the first time) on or after January 1, 1978, is automatically protected from the moment of its creation and is ordinarily given a term enduring for the author’s life plus an additional 70 years after the author’s death. For works made for hire, the duration of copyright will be 95 years from publication or 120 years from creation, whichever is shorter.

Although we plan to copyright all of our film properties and projects, there is no practical protection from films being copied by others without payment to us, especially overseas. We may lose an indeterminate amount of revenue as a result of motion picture piracy. Being a small company, with limited resources, it will be difficult, if not impossible, to pursue our various remedies.

Motion picture piracy is an international as well as a domestic problem. It is extensive in many parts of the world. In addition to the Motion Picture Association of America, the Motion Picture Export Association, the American Film Marketing Association, and the American Film Export Association monitor the progress and efforts made by various countries to limit or prevent piracy. In the past, these various trade associations have enacted voluntary embargoes of motion picture exports to certain countries in order to pressure the governments of those countries to become more aggressive in preventing motion picture piracy. The United States government has publicly considered trade sanctions against specific countries that do not prevent copyright infringement of American motion pictures. There can be no assurance that voluntary industry embargoes or United States government trade sanctions will be enacted. If enacted, such actions may impact the revenue that we realize from the international exploitation of our motion pictures. If not enacted or if other measures are not taken, the motion picture industry, including us, may lose an indeterminate amount of revenue as a result of motion picture piracy.

Censorship

An industry trade association, the Motion Picture Association of America, assigns ratings for age group suitability for domestic theatrical distribution of motion pictures under the auspices of its Code and Rating Administration. The film distributor generally submits its film to the Code and Rating Administration for a rating. We plan to follow the practice of submitting our motion pictures for ratings.

Television networks and stations in the United States as well as some foreign governments may impose additional restrictions on the content of a motion picture that may wholly or partially restrict exhibition on television or in a particular territory.

We will not engage in the production of X-rated material. We plan to make motion pictures that appeal to the tastes of the vast majority of the movie-going public. We plan to produce our motion pictures so there will be no material restrictions on exhibition in any major market or media. This policy may require production of “cover” shots or different photography and recording of certain scenes for insertion in versions of a motion picture exhibited on television or theatrically in certain territories.

There can be no assurance that current and future restrictions on the content of our films may not limit or affect our ability to exhibit our pictures in certain territories and media.

Theatrical distribution of motion pictures, in a number of states and certain jurisdictions, is subject to provisions of trade practice laws passed in those jurisdictions. These laws generally seek to eliminate the practice known as “blind bidding” and prohibit the licensing of films unless theater owners are invited to attend screenings of the film first. In certain instances, these laws also prohibit payment of advances and guarantees to film distributors by exhibitors.

Labor Laws

We are aware that the cost of producing and distributing filmed entertainment has increased substantially in recent years. This is due, among other things, to the increasing demands of creative actors, directors, screenwriters, and film crews as well as industry-wide collective bargaining agreements. Many of the screenplay writers, performers, directors and technical personnel in the entertainment industry who will be involved in our productions are members of guilds or unions that bargain collectively on an industry-wide basis. We have found that actions by these guilds or unions can result in increased costs of production and can occasionally disrupt production operations.  If such actions impede our ability to operate or produce a motion picture, it may substantially harm our ability to earn revenue.

We will use non-unionized actors, directors, screenwriters, and film crews whenever possible to reduce our costs of production.  Notwithstanding, many individuals associated with our productions, including actors, writers and directors, will be members of guilds or unions, that bargain collectively with producers on an industry-wide basis from time to time. Our operations will be dependent upon our compliance with the provisions of collective bargaining agreements governing relationships with these guilds and unions.  Strikes or other work stoppages by members of these unions could delay or disrupt our activities.  The extent to which the existence of collective bargaining agreements may affect us in the future is not currently determinable.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

None.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any litigation.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Status of Our Public Offering

On March 29, 2012, our Form S-1 registration statement (SEC file no. 333-174833) was declared effective by the SEC. Pursuant to the S-1, we offered 1,000,000 shares minimum, 2,000,000 shares maximum at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  As of the date hereof, we have sold approximately 380,000 shares of common stock and raised $38,000.

ITEM 6.             SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This section of this annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website and produce and market a film.  Accordingly, we must raise cash from sources other than operations.  Our only other source for cash at this time is investments by others in our company.  We must raise cash to implement our project and begin our operations.  Even if we raise the minimum or maximum amount of money in this offering, we do not know how long the money will last, however, we do believe it will last twelve months.

To meet our need for cash we are attempting to raise money from our public offering.  We believe that we will be able to raise enough money through this offering to maintain operations for twelve months, but we cannot guarantee that once we begin operations we will stay in business after twelve months.  At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.  If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.  Whether we raise the minimum or maximum amount of money from our public offering, we believe it will last a year.  There is no guarantee, however that the funds raised in our public offering, whether the minimum or maximum amount, will last a year.

If we raise less than the maximum amount and we need more money we will have to revert to obtaining additional money as described herein.  Other than as described herein, we have no other financing plans.

Plan of Operation

All of the information following is based upon estimates.  We are a startup company, or in other words, a company with a limited operating history, since our operations have been limited to incorporating Starflick.com; issuing stock to Zoltan Nagy, our sole officer and director; developing our business plan; began developing our website; reviewed films and film scripts; and, prepared this registration statement.  We cannot tell you when we will begin operations actual film production activities because actual film production activities are conditioned upon raising at least the minimum amount of our public offering.  Upon raising at least the minimum amount of our public offering, we will diligently proceed to implement our plan of operation.  We will not take any steps to acquire one or more options to acquire film rights or to acquire a screenplay until we have completed our public offering and raised at least the minimum offering proceeds.

We plan to produce one film from the proceeds of our public offering.  If we are able after completing the production of our first film, we plan to produce more films.  The terms and conditions for subsequent films have not been considered at this time, but will only be considered on examination of the results of our first film.  There is no assurance we will ever produce a subsequent film.   The budget for our first film will be between $70,000 and $170,000, depending upon how much money we raise in this public offering.  There is no guarantee that we will be able to produce our first film, even if we raise the minimum amount of this offering.  It will be based on the first screenplay we purchase.  Each amount was determined exclusively by Zoltan Nagy, our president, based upon his personal experiences in the production of films.  Mr. Nagy’s experience is limited and accordingly, the estimates may not be accurate.

Since our inception we have taken the following material steps in order to begin our operations:

1.	Incorporated Starflick.com
2.	Issued stock to Zoltan Nagy, our sole officer and director.
3.	Developed our business plan.
4.	Began development of our website.
5.	Reviewed films and film scripts.
6.	Prepared our registration statement and filed it with the SEC.

While we have reviewed films and film scripts, we will not commit to acquiring any options, screenplays, or film rights until we have the money to do so.  In addition, any options or screenplays we review now, will probably have been sold and will not be available for acquisition when our public offering has been completed.

Upon completing our public offering, we intend to develop more films having budgets of $70,000.  Our first film will have a budget of $70,000 to $170,000, depending upon how much money we raise in this public offering.  There is no guarantee that we will be able to produce our first film, even if we raise the minimum amount of this offering.  We will use the proceeds of this offering to produce our first film.  The production costs include the following items which are set forth in the Use of Proceeds section of this prospectus:  option to acquire film rights, commission screenplays, pre-production costs, digital camera, marketing, office lease, website and working capital.

The following is a breakdown of our proposed use of proceeds:

The table below sets forth the use of proceeds, if $100,000 or $200,000 of the offering is sold.

	$100,000	$200,000
Gross proceeds	$100,000	$200,000
Offering expenses	$30,000	$30,000
Net proceeds	$70,000	$170,000

The net proceeds will be used as follows:

Options to Acquire Screenplays and Film Rights	$5,000	$10,000
Screenplay and Film Rights	$5,000	$10,000
Pre-production costs	$7,000	$10,000
Production	$7,000	$19,434
Post-production costs	$6,000	$25,000
Digital camera	$10,000	$10,000
Marketing	$10,000	$40,000
Website	$10,000	$22,566
Working Capital	$10,000	$23,000

Total offering expenses to be paid from the proceeds of the offering are $25,000 for legal fees; $200 for printing our prospectus; $4,076.78 for accounting/administrative fees; $500 for state securities registration fees; $200 for our transfer agent; and $23.22 for our SEC filing fee.  The foregoing are approximations.  If Zoltan Nagy, our sole officer and director, advances any of the offering expenses, he will be reimbursed from the amount designated as “offering expenses”.  In no event will the amounts reimbursed to Mr. Nagy from the offering expenses exceed $30,000.  In the event that Mr. Nagy advances more than $30,000 for offering expenses, the amount exceeding the $30,000 will be reduced to a promissory note and repaid to Mr. Nagy from revenues generated by us.  Currently, Mr. Nagy has advanced the sum of $40,384, $19,050 of which was for offering expenses, $4,060 for accounting, and $20,434 for the development of our website, $14,990 of the $40,384, therefore, reimbursable from “offering expenses”.  We will not use the proceeds of this offering to repay the portion of the $40,384 that Mr. Nagy advanced to us that was not used for expenses related to the offering.

Options to Acquire Film Rights, refers to the cost of purchasing the exclusive rights for a negotiated period of time to acquire screenplays that can be produced into a commercially salable motion pictures.  During the term of an option, the owner of the screenplay cannot sell it to any other party.  Upon expiration of an option, we will forfeit the right to purchase the screenplay at the negotiated price.   We have allocated between $5,000 and $10,000 for the acquisition of options to acquire screenplays and film rights and between $5,000 and $10,000 to acquire screenplays and film rights.  Included in the cost of acquiring screenplays and film rights is the cost of exercising the option to acquire the screenplay and film rights.  We may acquire one or more options, but only one screenplay and the film rights thereto.  An option secures the right to acquire the screenplay for a specific period of time and is embodied in a written agreement which contains definitive provisions and conditions relating to the purchase of the screenplay.  We will not pay an option price which exceeds the foregoing amount or pay for a screen play that exceeds the foregoing amount.  We hereby commit to optioning and selecting a screenplay and film rights thereto within six (6) months of completing our public offering.

Pre-production Costs for motion pictures include legal fees, screenplay revisions and consulting fees resulting from the creation of business plans, budgets and shooting schedules.  We estimate those costs to between $7,000 and $10,000 and will take approximately three months.

In production, the video production/film is created and shot. We have allocated between $7,000 and $19,434 for production. Filming will take approximately 30 days.

In post-production, the video/film is assembled, edited and distributed.  The film is then released to cinemas or, to consumer media (DVD, VCD, VHS, Blu-ray) or direct download from a provider. We have allocated between $6,000 and $25,000 for post-production activities.  Post production will take approximately six months.

Marketing Expenses include website development and maintenance costs, film representation, travel and entertainment expenses.  We anticipate the total cost of the website to be $43,000.  Of the total cost of the website, we intend to use between $10,000 and $22,566 from the proceeds of this offering for the completion of the development of the website. In the event that we do not raise sufficient capital for the website as planned, we will modify the website to remain within the budgeted amount for the cost of development.

Currently, we conduct our operations from the home of our sole officer and director on a rent free basis.  If we raise the maximum amount in this offering we will rent office space and move our operations out of our sole officer’s and director’s home.

We estimate that the total process of producing our first film will take two years at a cost of $70,000 to $170,000 and will be based upon the amount of money raised in this public offering, all of which will be paid from the proceeds of this offering.  To date, we have not secured any options to acquire screenplays or entered into any agreements regarding any other development projects.

Our website, located on the Internet at www.starflick.com is being developed.  We believe that our website will be fully operational within 100 days of completing our public offering.  We have no plans to use the website to solicit short films that we will then develop into screenplays and then into feature length films.

We expect the final development cost of our website to be $43,000. This includes $20,434 already spent on website development.  Between $10,000 and $22,566 will be paid from the proceeds of this offering for the development of the website. In the event that we do not raise sufficient capital for the website as planned, we will modify the website to remain within the budgeted amount for the cost of development.

We intend to promote our business on our website, however, we have no plans to use the website to solicit short films that we will then develop into screenplays and then into feature length films.

We have set the upper threshold between $5,000 and $10,000 for the acquisition of options to acquire screenplays and film rights and between $5,000 and $10,000 to acquire screenplays and film rights.  This amount was based on Mr. Nagy’s experience and assessment of our requirements.  However, Mr. Nagy has no experience with identifying viable screenplays and lacks experience developing screenplays.

The number of screenplays to which we will be able to secure production rights during the development stage will depend upon the success of this offering.  We plan to produce one film.  We will produce the film based upon the acquisition of one screenplay and the film rights thereto.  We have allocated between $5,000 and $10,000 for the acquisition of options to acquire screenplays and film rights and between $5,000 and $10,000 to acquire screenplays and film rights.  Included in the cost of acquiring screenplays and film rights is the cost of exercising the option to acquire the screenplay and film rights.  We may acquire one or more options, but only one screenplay and the film rights thereto.  We have no plans to use the website to solicit short films that we will then develop into screenplays and then into feature length films.

We intend to purchase our digital camera immediately upon the conclusion of our public offering, provided we raise the minimum amount of our public offering.  The cost of acquiring a digital camera is $10,000.00.

We intend to be very selective when choosing existing screenplays to develop.  They must appeal to a mass audience with a rating of PG, PG-13 or R, and should be within the genres of suspense, drama or comedy.  Mr. Nagy will determine, on our behalf, if a screenplay will appeal to a mass audience.  His determination will be based on his life experiences, his previous limited experience in the movie industry, and his personal tastes.  No screenplay that we select or develop will require more than three main characters, five minor characters, fifteen bit characters.  Scripts cannot require more than 150 extras throughout the entire production, or more than 80 extras in any single scene.  Stories should take place between 35-42 different locations, but production must be limited to no more than 10-20 physical locations.  Scenes must be limited to 16-21 interior and 14-18 exterior, with approximately 80% synchronous sound.  Synchronous sounds are those sounds which are synchronized or matched with what is viewed. For example:  If the film portrays a character playing the piano, the sounds of the piano are projected. We will not consider any scripts that require more than two special effects scenes, location scenes involving experienced actors, staff or crew travel or per diems, futuristic or period sets, props or wardrobe.  Mr. Nagy will make decisions relating to existing screenplays by consulting with other individuals in the film industry who have experience is such matters.  As of the date of this prospectus, Mr. Nagy has not selected any individuals to consult with in the future.  We do not anticipate any costs for consulting with the aforementioned individuals.

We will produce a feature film with the proceeds of this offering.  Also, we will apply for funding through the federal and state governments, and for production services tax credits.  We will attempt to obtain favorable pre-release sales or pre-licensing commitments from independent distributors, foreign distributors, cable networks, and video distributors.  We will request that providers of goods and services accept deferred payment arrangements. We also may assign a portion of our film rights to a joint venture or a co-producer.  In addition, we may consider the formation of a limited liability company or partnership for which we will act as managing member or general partner and privately offer membership or partnership interests to film venture capitalists.  We do not have any present plans, proposals, arrangements or understandings with any parties that will provide production financing.  If we are unable to obtain production financing for any film, then we may be compelled to abandon production of the film.

We will select one of our developed screenplays for pre-production. We will do that within six months of completing this public offering.  We do not know when our public offering will be completed.  We may not sell any shares of common stock.  In order to begin selling stock, our registration statement has to be declared effective by the SEC.  Then we must sell our shares of common stock.  That could take up to 270 days.  After that occurs, we will purchase an option to acquire a screenplay followed by the acquisition of the screen play and film rights thereto.  We cannot enter into any binding contracts to acquire an option, screen play or film rights until we complete our public offering.  We can’t enter into agreements to acquire options, screenplays or film rights because we don’t have any money to develop the screenplay.  If we purchase an option or the rights to a screenplay now and can’t pay for the screenplay in the next six months, we will have wasted the money purchasing the option or rights.  We currently do not have any developed screenplays.  Our choice of screenplay for pre-production will be dependent upon various factors including cost, location, marketability and producer availability.  We will also attempt to obtain the commitment of a recognizable actor or director, secure the services of a co-producer, finalize the screenplay, and prepare a budget, preliminary shooting schedule and production board.  A traditional production board or production strip board is a filmmaking term for a cardboard or wooden chart holding color-coded strips of paper; each containing information about a scene in the script. The strips can then be rearranged and laid out sequentially to represent the order one wants to film in (most films are shot “out of sequence,” meaning that filming does not begin with scene 1 and end with the last scene). This produces a schedule that the producers can use to plan the production.  The commitment of a recognizable actor or director is often useful to secure production financing.  There can be no assurance that we will be able to secure a recognizable actor or director for our films.

Our pre-production costs have been estimated between $7,000 if the minimum number of shares is sold and $10,000 if the maximum number of shares are sold.  We have allocated an additional $3,000 for pre-production costs if the maximum number of shares is sold giving us some flexibility in connection with legal fees, screenplay revisions and consulting fees.  We believe that generally, low budget actors, directors, and cast usually will work for free with the idea that if the film is successful, they will use it as a reference for paying roles in future films.  We are aware that the cost of producing and distributing filmed entertainment has increased substantially in recent years. This is due, among other things, to the increasing demands of creative actors, directors, screenwriters, and film crews as well as industry-wide collective bargaining agreements.  If our budget allows for it, they may receive between $200 and $500 per day for non-union persons or they can sign a waiver of the union fees.  Fees generated from the sale of the film or from film receipts can also be paid to a participant.

If we are successful in raising $70,000 we will be able to produce one motion picture.  However, there is no guarantee that we will be able to produce our first film, even if we raise the minimum amount of this offering.  It is our belief that the pre-production, production, and post-production cost can run as little as $20,000 with most of the participants working for the experience and intending to use the results of the film as a stepping stone to paying positions.  Pre-production costs for motion pictures include legal fees, screenplay revisions and consulting fees resulting from the creation of business plans, budgets and shooting schedules.  In production, the video production/film is created and shot. In post-production, the video/film is assembled, edited and distributed.  The cost of applying for grants is approximately $500.  We anticipate that it will take a further three months to complete pre-production of the motion picture once we have obtained our financing.

Having completed the pre-production of a motion picture, we will commence production.  The duration of principal photography is established by the shooting schedule during pre-production, with allowances for delays caused by such things as inclement weather, illness, injury, location unavailability.  Principal photography is the phase of film production in which the movie is filmed, with actors on set and cameras rolling, as distinct from pre-production and post-production.  We intend to limit principal photography of any of our motion pictures to a total of three months.  We estimate that it will that post-production will take six months to complete.  This includes editing, sound, mixing and the final print.

In post production, the video/film is assembled, edited and distributed.  The film is then released to cinemas or, to consumer media (DVD, VCD, VHS, Blu-ray) or direct download from a provider. We have allocated between $6,000 and $25,000 for post-production activities.  We have allocated additional funds in post production if the maximum is raised for promoting the film overseas.  Post-production will take approximately six months. Our initial film will cost between $70,000 and $170,000 to produce. However, there is no guarantee that we will be able to produce our first film, even if we raise the minimum amount of our public offering.

We will not earn revenue from the production of a motion picture unless we sell or license our film to a distributor.  If we sell or license the right to distribute a film, we are paid a commission on the sale of each film by the purchaser or licensee.  As such, effective agreements will be critical to our economic success. We have not as yet negotiated agreements for the distribution of our films.  We will attempt to pre-sell to film vendors, the right to sell our films during the pre-production stage in order to obtain additional financing for our motion pictures.  If we are unsuccessful in pre-selling distribution rights, we will be required to obtain a distribution deal after post-production.  We intend to market our films through personal contacts of our officer, and through a film representation company.  We expect that the cost of retaining a film representation company will be $2,500 per film.  If we are unable to pre-sell the right to distribute our films or if we are unable to retain a film representative to sell the rights to distribute films, we will not distribute the film in the particular country.

We intend to release our films in the United States, Canada, and other countries, through existing distribution companies, primarily independent distributors. We will retain the right for ourselves to market the films on a territory-by-territory basis throughout the rest of the world and to market television and other uses separately. In many instances, depending upon the nature of distribution terms available, it may be advantageous or necessary for us to license all, or substantially all, distribution rights through one major distributor.  It is not possible to predict, with certainty, the nature of the distribution arrangements, if any, which we may secure for our motion pictures.  The extent that we engage in foreign distribution of our films, we will be subject to all of the additional risks of doing business abroad including, but not limited to, government censorship, currency fluctuations, exchange controls, greater risk of “piracy” copying, and licensing or qualification fees.

Our Internet sites will offer our motion pictures for sale to the Internet consumer on DVD.  We believe that by selling the DVDs of our films on the Internet, we can circumnavigate the traditional methods of film distribution: theatrical release, video rental, and television.  We believe that with a proper marketing campaign, our Internet sites can develop into an effective means to distribute our motion pictures.

We will not be conducting any research.  We are not going to buy or sell any plant or significant equipment during the next twelve months other than our digital camera.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations.  If we cease operations, we do not know what we will do and we do not have any plans to do anything.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We are in a start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable and competitive, we have to produce and sell our films.  We are seeking equity financing to provide for the capital required to implement our operations.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on March 24, 2011 to March 31, 2012

During the period we incorporated the company, hired the attorney and hired the auditor for the preparation of this registration statement. We have prepared an internal business plan.  We have reserved the domain name “www.starflicks.com.”  Our net loss since inception is $51,439 of which $15,000 is for legal fees and $4,025 is for accounting fees and general office costs.  The $15,000 in legal fees are related to the offering of securities under this registration statement.  We are a startup company, or in other words, a company with a limited operating history, since our operations have been limited to incorporating Starflick.com; issuing stock to Zoltan Nagy, our sole officer and director; developing our business plan; began developing our website; reviewed films and film scripts; and, prepared this registration statement.

We cannot tell you when we will begin operations actual film production activities because actual film production activities are conditioned upon raising at least the minimum amount of this offering.  We expect to begin actual film production activities 100 days after we complete this offering.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50.  Subsequent to March 31, 2012, we sold 384,500 shares for total proceeds of $38,450.

Liquidity and capital resources

As of the date of this prospectus, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended.  This was accounted for as a sale of common stock.

As of March 31, 2012, our total assets were $411 and our total liabilities were $51,800 including of $40,384 owing to Zoltan Nagy, our sole officer and director for advances made by him on our behalf.  As of March 31, 2012, we had cash of $411.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

STARFLICK.COM

Index to Financials

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Starflick.com
(A Development Stage Company)
Point Roberts, Washington

We have audited the accompanying balance sheets of Starflick.com (a development stage company) (the “Company”) as of March 31, 2012 and 2011, and the related statements of expenses, stockholders’ deficit, and cash flows for the years then ended and for the period from March 24, 2011 (inception) through March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Starflick.com as of March 31, 2012 and the results of its operations and its cash flows for the year then ended and for the period from March 24, 2011 (inception) through March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

June 20, 2012

Index to Financials

STARFLICK.COM
(A Development Stage Company)
Balance Sheets

	March 31,	March 31,
	2012	2011

ASSETS

Current Assets
Cash and cash equivalents	$411	$50

Other Assets
Website	-	20,434
Total assets	411	20,484

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities
Accounts payable and accrued liabilities	11,416	550
Due to related parties	40,384	35,434
Total current liabilities	51,800	35,984

Stockholder’s Deficit
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
100,000,000 common shares, par value $0.00001

Issued and outstanding:
Nil preferred shares	-	-
5,000,000 common shares	50	50

Deficit accumulated during the development stage	(51,439)	(15,550)
Total stockholder’s deficit	(51,389)	(15,500)

Total liabilities and stockholder’s deficit	$411	$20,484

The accompanying notes are an integral part of these audited financial statements.

Index to Financials

STARFLICK.COM
(A Development Stage Company)
Statement of Expenses

			Inception
	Year	Period	(March 24,
	Ended	Ended	2011) to
	March 31,	March 31,	March 31,
	2012	2011	2012

Expenses
Accounting and legal	$14,075	$15,550	$29,625
Impairment	20,434	-	20,434
Filing and registration	1,380	-	1,380

Net Loss	(35,889)	(15,550)	(51,439)

Net loss	$(35,889)	$(15,550)	$(51,439)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these audited financial statements.

Index to Financials

STARFLICK.COM
(A Development Stage Company)
Statement of Stockholder’s Equity (Deficit)
For the period from March 24, 2011 (Inception) to March 31, 2012

								Total
					Additional	Share	Retained	stockholder’s
	Preferred stock		Common stock		paid-in	subscriptions	earnings	equity
	Shares	Amount	Shares	Amount	capital	received	(deficit)	(deficiency)

Issuance of common stock on March 24, 2011	-	$-	5,000,000	$50	$-	$-	$-	$50

Net Loss for the period ended March 31, 2011							$(15,550)	$(15,550)

Balance March 31, 2011	-	$-	5,000,000	$50	-	$-	$(15,550)	$(15,500)

Net Loss for the period ended March 31, 2012							(35,889)	(35,889)

Balance March 31, 2012	-	$-	5,000,000	$50	-	$-	$(51,439)	$(51,389)

The accompanying notes are an integral part of the audited financial statements.

Index to Financials

STARFLICK.COM
(A Development Stage Company)
Statement of Cash Flows

			Inception
	Year	Period	(March 24,
	Ended	Ended	2011) to
	Mar 31,	Mar 31,	Mar 31,
	2012	2011	2012
			$
Cash flows from operating activities

Net income (Loss)	$(35,889)	$(15,550)	$(51,439)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment expense	20,434	-	20,434
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	10,866	550	11,416
Net cash provided by (used in) operating activities	(4,589)	(15,000)	(19,589)

Cash flows from investing activities
Website development	-	(20,434)	(20,434)
Net cash provided by (used in) investing activities	-	(20,434)	(20,434)
Cash flows from financial activities
Proceeds from issuance of 5,000,000 common shares	-	50	50
Due to related parties	4,950	35,434	40,384
Net cash provided by financing activities	4,950	35,484	40,434

Increase (Decrease) in cash and cash equivalents	361	50	411

Cash and cash equivalents, beginning of period	50	-	-

Cash and cash equivalents, end of period	$411	$50	$411

The accompanying notes are an integral part of these audited financial statements.

Index to Financials

STARFLICK.COM
(A Development Stage Company)
Notes to the Financial Statements

1.  INCORPORATION AND CONTINUANCE OF OPERATIONS

Starflick.Com Incorporated (“we”, “our”, the “Company”) was formed on March 24, 2011 in Nevada.  We have not commenced our planned principal operations as an independent motion picture producer.  We are considered as a development stage company as defined in ASC 915 “Accounting and Reporting for Development Stage Enterprises”.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  We have incurred operating losses and require additional funds to maintain our operations.  Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about our ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

We have not generated any operating revenues to date.

2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

As at March 31, 2012 cash and cash equivalents consist of only cash.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period.  We have adopted ASC 260, “Earnings Per Share”.  Diluted loss per share for year ended March 31, 2012 is equivalent to basic loss per share as there was no potential dilutive equity instrument.

Index to Financials

STARFLICK.COM
(A Development Stage Company)
Notes to the Financial Statements

Foreign Currency Transactions

The Company’s functional currency is Canadian dollars and its reporting currency is the United States dollar.

The Company’s financial statements are translated from its functional currency, Canadian dollars, to the reporting currency, United States dollars, using the current rate method. Assets and liabilities are translated using the current rate in effect at the balance sheet date and revenues and expenses are translated at the average rate for the period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity. At March 31, 2012, the Company did not have any other comprehensive income (loss).

Comprehensive Income

We adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  We are disclosing this information on our Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  We have no elements of “other comprehensive income” as of March 31, 2012.

Website Development Costs

Website development costs are for the development of the Company’s Internet website.  These costs have been capitalized when acquired and installed, and will be amortized over its estimated useful life of three periods on a straight line basis.  The Company accounts for these costs in accordance with ASC 350, Intangibles, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.

Impairment of long-lived assets

The Company reviews the carrying value of its capitalized website costs annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value.  If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized.  An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset.  Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value.  Significant assumptions included the obtaining of the equity financing, anticipated expenses as projected, receipt of quality film scripts and film financing and production as described in the Form S-1 as amended.

At March 31, 2012, the capitalized website costs were fully impaired for $20,434, because the Company has not been able to timely utilize it in connection with the production of revenue.

Index to Financials

STARFLICK.COM
(A Development Stage Company)
Notes to the Financial Statements

3.  DUE TO DIRECTOR

During the period from March 24, 2011 (inception) to March 31, 2011, the Company incurred $15,000 of legal expense and $20,434 in website development costs paid by the sole director of the company.  The $20,434 in initial capitalized website costs consisted of cash paid by the sole director and principal shareholder on behalf of the Company to 2 different third-party vendors.

During the year ended March 31, 2012, the Company received loans amounting to $4,950 from the sole director of the company.

As at March 31, 2012, $40,384 was due to director.  The amount due to the director is unsecured, non-interest bearing and due on demand.

4.  PREFERRED AND COMMON STOCK

We have 100,000,000 shares of preferred stock authorized at par value of $0.00001 per share and none issued.

We have 100,000,000 shares of common stock authorized at par value of $0.00001 per share.  All shares of stock are non-assessable and non-cumulative, with no pre-emptive rights.

On March 24, 2011, the Company issued 5,000,000 common shares for $50 to the President of the Company.

5.  INCOME TAXES

At March 31, 2012 and 2011 deferred tax assets consist of the following:

	March 31, 2012	March 31, 2011
Federal loss carryforwards	$10,852	$-
Less: valuation allowance	(10,852)	-
	$-	$-

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to an uncertainty in the utilization of the net operating loss carryforwards.

The estimated net operating loss carry forwards of approximately $31,000 begin to expire in 2031 for both federal and state purposes.

Index to Financials

STARFLICK.COM
(A Development Stage Company)
Notes to the Financial Statements

6.  SUBSEQUENT EVENTS

On April 27, 2012, 130,000 common shares were sold for $13,000.

On May 4, 2012, 74,500 common shares were sold for $7,450.

On May 25 2012, 180,000 common shares were sold for $18,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2012, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

ITEM 9A.           CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of March 31, 2012, the Company’s internal control over financial reporting was effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our sole director will serve until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his or his successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Zoltan Nagy	45	president, principal executive officer, principal financial
1361 Peltier Drive		officer, principal accounting officer, secretary, treasurer
Point Roberts, Washington 98281		and sole member of the board of directors

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of Our Sole Officer and Director

Since March 24, 2011, Zoltan Nagy has been our president, secretary, treasurer, principal financial officer, principal accounting officer and sole member of our board of directors.  Since August 30, 2007, Mr. Nagy has been president, chief executive officer, treasurer, secretary and a director of Raptor Technology Group, Inc., a Nevada corporation whose common stock is traded on the Bulletin Board under the symbol RAPT.  Raptor Technology Group, Inc. is engaged in the business of fabrication of equipment.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Nagy has not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii)	Engaging in any type of business practice; or

iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Conflicts of Interest

The only conflict that we foresee are that our sole officer and director will devote time to projects that do not involve us or are related in any manner to the film industry.

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as an exhibit to this report.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as an exhibit to this report.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as an exhibit to this report.

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.           EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ending March 31, 2012 for our sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension
Value &
						Non-Equity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Zoltan Nagy	2012	0	0	0	0	0	0	0	0
President	2011	0	0	0	0	0	0	0	0

We have no employment agreements with our sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.  Further, no compensation has been paid subsequent to March 31, 2012.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Compensation of Directors

The sole member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to our directors. There are no contractual arrangements with our sole director. We have no director’s service contracts.  The following table sets forth compensation paid to our sole director from inception on March 24, 2011 to our year end on March 31, 2012.  Since that time we have not paid any compensation to Mr. Nagy either as an executive officer or as a director.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Zoltan Nagy	0	0	0	0	0	0	0

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, as amended, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in our public offering. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Percentage of
			Number of Shares	Ownership
	Number of	Percentage	After Offering	After the Offering
	Shares	of Ownership	Assuming all of the	Assuming all of the
Name and Address	Before the	Before the	Shares are Sold in	Shares are Sold in
Beneficial Ownership [1]	Offering	Offering	our Public Offering	our Public Offering
Zoltan Nagy	5,000,000	100%	5,000,000	71.43%
1361 Peltier Drive
Point Roberts, WA 98281

All Officers and Directors as a Group	5,000,000	100%	5,000,000	71.43%
(1 person)

[1]
The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Nagy is the only “promoter” of our company.

Future sales by existing stockholders

A total of 5,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act of 1933, as amended (the “Act”).  Under Rule 144, the shares can be publicly sold by affiliates, subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition, provided the Company was not a shell company when the shares were issued or prior thereto.  A shell company is a corporation with no or nominal assets or its assets consist solely of cash and no or nominal operations.  Accordingly, Mr. Nagy, our sole shareholder, may not resell his shares under Rule 144 of the Act for a period of one year from the date we are no longer a shell company and we have filed a Form 8-K with the SEC and disclosed the information required by Item 5.06 thereof.

Shares purchased in this offering will be immediately resalable. The resale of shares could have a depressive effect on the market price should a market develop for our common stock.  There is no assurance a market will ever develop for our common stock.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase securities, or securities convertible into, our common stock. There is one holder of record for our common stock. The record holder is our sole officer and director, who owns 5,000,000 restricted shares of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On March 24, 2011, we issued a total of 5,000,000 shares of restricted common stock to Zoltan Nagy, our sole officer and director in consideration of $50.

Further, Mr. Nagy has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs.  As of March 31, 2012, Mr. Nagy advanced us $40,384, which was for offering expenses.  Currently, the $40,384 is due on demand.  If Mr. Nagy advances us more than $30,000 for offering expenses, the amount in excess of the $30,000 will be reduced to a promissory note.  The promissory note will be payable from revenues from operations and not bear interest.  Mr. Nagy will be reimbursed for funds advanced for this offering up to a maximum of $30,000.  There is no written agreement evidencing the advancement of funds by Mr. Nagy or the repayment of the funds to Mr. Nagy.  The entire transaction was oral.

Mr. Nagy allows us to use approximately 100 square feet of his home for our operations on a rent free basis.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)           Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2012	$1,200	MaloneBailey, LLP
2011	$4,200	MaloneBailey, LLP

(2)           Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$0	MaloneBailey, LLP
2011	$0	MaloneBailey, LLP

(3)           Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$0	MaloneBailey, LLP
2011	$0	MaloneBailey, LLP

(4)           All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$0	MaloneBailey, LLP
2011	$0	MaloneBailey, LLP

(5)           Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)           The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	6/10/11	3.1

3.2	Bylaws.	S-1	6/10/11	3.2

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of June, 2012.

STARFLICK.COM

BY:	ZOLTAN NAGY
Zoltan Nagy
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

ZOLTAN NAGY	President, Principal Executive Officer, Principal	June 20, 2012
Zoltan Nagy	Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	6/10/11	3.1

3.2	Bylaws.	S-1	6/10/11	3.2

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X