Form 10-Q
period 2012-06-30
Starflick.com
filed 2012-08-02
CIK 1520592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-54745

STARFLICK.COM
(Exact name of registrant as specified in its charter)

Nevada
(State of incorporation)

1361 Peltier Drive
Point Roberts, Washington 98281
(Address of principal executive offices)

(403) 708-2523
(Registrant’s telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 25, 2012, there were 5,384,500 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Balance Sheet
(Unaudited)

	June 30, 2012	March 31, 2012

ASSETS

Current Assets
Cash and cash equivalents	$27,386	$411

TOTAL ASSETS	$27,386	$411

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$10,287	$11,416
Due to related parties	40,384	40,384

TOTAL LIABILITIES	50,671	51,800

Stockholders’ Deficit
Share capital
100,000,000 preferred shares, par value $0.00001, zero outstanding, respectively	-	-

100,000,000 common shares, par value $0.00001	54	50

5,384,500 and 5,000,000 shares outstanding as of June 30, 2012 and March 31, 2012, respectively

Additional Paid In Capital	38,446	-

Deficit accumulated during the development stage	(61,785)	(51,439)

Total stockholders’ deficit	(23,285)	(51,389)

TOTAL LIABILTIES AND STOCKHOLDERS’ DEFICIT	$27,386	$411

The accompanying notes are an integral part of these unaudited financial statements.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Statement of Expenses
(Unaudited)

	Three Months Ended June 30 2012	Three Months Ended June 30 2011	Inception (March 24, 2011) to June 30 2012

Expenses
Accounting and legal	$10,287	$3,075	$39,912
Bank charges and interest	59	-	59
Impairment	-	-	20,434
Filing and registration	-	-	1,380

Net loss	$(10,346)	$(3,075)	$(61,785)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	5,384,500	5,000,000

The accompanying notes are an integral part of these unaudited financial statements.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Three Months Ended June 30 2012	Three Months Ended June 30 2011	Inception (March 24, 2011) to June 30 2012

Cash flows from operating activities

Net loss	$(10,346)	$(3,075)	$(61,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment expense			20,434
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,129)	-	10,287

Cash Used in Operating Activities	(11,475)	(3,075)	(31,064)

Cash flows from investing activities
Website development	-	-	(20,434)

Cash Used in Investing Activities	-	-	(20,434)

Cash flows from financial activities
Proceeds from common stock sold for cash	38,450	-	38,500
Due to related parties	-	3,550	40,384

Cash Provided by Financing Activities	38,450	3,550	78,884

Increase (Decrease) in cash and cash equivalents	26,975	475	27,386

Cash and cash equivalents, beginning of period	411	50	-

Cash and cash equivalents, end of period	$27,386	$525	$27,386

The accompanying notes are an integral part of these unaudited financial statements.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

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

2.          BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

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

During the year ended March 31, 2012, the Company received loans of $4,950 from the sole director of the company.

As at June 30 and March 31, 2012, $40,384 was due to director. The amount due to the director is unsecured, non-interest bearing and due on demand.

4.          PREFERRED AND COMMON STOCK

On April 30, 2012, the Company sold 130,000 common shares at $.10 per share for net proceeds of $13,000.

On May 4, 2012, the Company sold 74,500 common shares at $.10 per share for net proceeds of $7,450.

On June 1, 2012, the Company sold 180,000 common shares at $.10 per share for net proceeds $18,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website and produce and market a film.  Accordingly, we must raise cash from sources other than operations.  Our only other source for cash at this time is investments by others in our company.  We must raise cash to implement our project and begin our operations.  Even if we raise the minimum or maximum amount of money in our public offering, we do not know how long the money will last, however, we do believe it will last twelve months.

To meet our need for cash we are attempting to raise money from our public offering.  We believe that we will be able to raise enough money through our public offering to maintain operations for twelve months, but we cannot guarantee that once we begin operations we will stay in business after twelve months.  At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.  If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.  Whether we raise the minimum or maximum amount of money from our public offering, we believe it will last a year.  There is no guarantee, however that the funds raised in our public offering, whether the minimum or maximum amount, will last a year.

If we raise less than the maximum amount and we need more money, we will have to revert to obtaining additional money as described herein.  Other than as described herein, we have no other financing plans.

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

Upon completing our public offering, we intend to develop more films having budgets of $70,000.  Our first film will have a budget of $70,000 to $170,000, depending upon how much money we raise in this public offering.  There is no guarantee that we will be able to produce our first film, even if we raise the minimum amount of our public offering.  We will use the proceeds of our public offering to produce our first film.  The production costs include the following items which are set forth in the Use of Proceeds section of this prospectus:  option to acquire film rights, commission screenplays, pre-production costs, digital camera, marketing, office lease, website and working capital.

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

Total offering expenses to be paid from the proceeds of the offering are $25,000 for legal fees; $200 for printing our prospectus; $4,076.78 for accounting/administrative fees; $500 for state securities registration fees; $200 for our transfer agent; and $23.22 for our SEC filing fee.  The foregoing are approximations.  If Zoltan Nagy, our sole officer and director, advances any of the offering expenses, he will be reimbursed from the amount designated as “offering expenses”.  In no event will the amounts reimbursed to Mr. Nagy from the offering expenses exceed $30,000.  In the event that Mr. Nagy advances more than $30,000 for offering expenses, the amount exceeding the $30,000 will be reduced to a promissory note and repaid to Mr. Nagy from revenues generated by us.  Currently, Mr. Nagy has advanced the sum of $40,384, $19,050 of which was for offering expenses, $4,060 for accounting, and $20,434 for the development of our website, $14,990 of the $40,384, therefore, reimbursable from “offering expenses”.  We will not use the proceeds of our public offering to repay the portion of the $40,384 that Mr. Nagy advanced to us that was not used for expenses related to the offering.

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

Marketing Expenses include website development and maintenance costs, film representation, travel and entertainment expenses.  We anticipate the total cost of the website to be $43,000.  Of the total cost of the website, we intend to use between $10,000 and $22,566 from the proceeds of our public offering for the completion of the development of the website. In the event that we do not raise sufficient capital for the website as planned, we will modify the website to remain within the budgeted amount for the cost of development.

Currently, we conduct our operations from the home of our sole officer and director on a rent free basis.  If we raise the maximum amount in our public offering we will rent office space and move our operations out of our sole officer’s and director’s home.

We estimate that the total process of producing our first film will take two years at a cost of $70,000 to $170,000 and will be based upon the amount of money raised in this public offering, all of which will be paid from the proceeds of our public offering.  To date, we have not secured any options to acquire screenplays or entered into any agreements regarding any other development projects.

Our website, located on the Internet at www.starflick.com is being developed.  We believe that our website will be fully operational within 100 days of completing our public offering.  We have no plans to use the website to solicit short films that we will then develop into screenplays and then into feature length films.

We expect the final development cost of our website to be $43,000. This includes $20,434 already spent on website development.  Between $10,000 and $22,566 will be paid from the proceeds of our public offering for the development of the website. In the event that we do not raise sufficient capital for the website as planned, we will modify the website to remain within the budgeted amount for the cost of development.

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

The number of screenplays to which we will be able to secure production rights during the development stage will depend upon the success of our public offering.  We plan to produce one film.  We will produce the film based upon the acquisition of one screenplay and the film rights thereto.  We have allocated between $5,000 and $10,000 for the acquisition of options to acquire screenplays and film rights and between $5,000 and $10,000 to acquire screenplays and film rights.  Included in the cost of acquiring screenplays and film rights is the cost of exercising the option to acquire the screenplay and film rights.  We may acquire one or more options, but only one screenplay and the film rights thereto.  We have no plans to use the website to solicit short films that we will then develop into screenplays and then into feature length films.

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

We will produce a feature film with the proceeds of our public offering.  Also, we will apply for funding through the federal and state governments, and for production services tax credits.  We will attempt to obtain favorable pre-release sales or pre-licensing commitments from independent distributors, foreign distributors, cable networks, and video distributors.  We will request that providers of goods and services accept deferred payment arrangements. We also may assign a portion of our film rights to a joint venture or a co-producer.  In addition, we may consider the formation of a limited liability company or partnership for which we will act as managing member or general partner and privately offer membership or partnership interests to film venture capitalists.  We do not have any present plans, proposals, arrangements or understandings with any parties that will provide production financing.  If we are unable to obtain production financing for any film, then we may be compelled to abandon production of the film.

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

Results of operations

From Inception on March 24, 2011 to June 30, 2012

During the period we incorporated the company, hired the attorney and hired the auditor for the preparation of this registration statement. We have prepared an internal business plan.  We have reserved the domain name “www.starflick.com.”  Our net loss since inception is $61,785 of which $25,000 is for legal fees and $14,912 is for accounting fees and general office costs.  The $25,000, in legal fees, is related to the offering of securities under our public offering.  We are a startup company, or in other words, a company with a limited operating history, since our operations have been limited to incorporating Starflick.com; issuing stock to Zoltan Nagy, our sole officer and director; developing our business plan; began developing our website; reviewed films and film scripts; and, prepared this registration statement.

We cannot tell you when we will begin operations actual film production activities because actual film production activities are conditioned upon raising at least the minimum amount of our public offering.  We expect to begin actual film production activities 100 days after we complete our public offering.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50.  And during the quarter ended June 30, 2012, we sold 384,500 shares for total proceeds of $38,450.

Liquidity and capital resources

As of the date of this prospectus, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended.  This was accounted for as a sale of common stock.

As of June 30, 2012, our total assets were $27,386 and our total liabilities were $50,671 including of $40,384 owing to Zoltan Nagy, our sole officer and director for advances made by him on our behalf.  As of June 30, 2012, we had cash of $27,386.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Status of Our Public Offering

On March 29, 2012, our Form S-1 registration statement (SEC file no. 333-174833) was declared effective by the SEC. Pursuant to the S-1, we offered 1,000,000 shares minimum, 2,000,000 shares maximum at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  As of the date hereof, we have sold approximately 384,500 shares of common stock and raised $38,450.

ITEM 6.          EXHIBITS.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	6/10/11	3.1

3.2	Bylaws.	S-1	6/10/11	3.2

14.1	Code of Ethics.	10-K	6/22/12	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	6/22/12	99.2

99.3	Disclosure Committee Charter.	10-K	6/22/12	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 31st day of July, 2012.

STARFLICK.COM

BY:	ZOLTAN NAGY
Zoltan Nagy
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	6/10/11	3.1

3.2	Bylaws.	S-1	6/10/11	3.2

14.1	Code of Ethics.	10-K	6/22/12	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	6/22/12	99.2

99.3	Disclosure Committee Charter.	10-K	6/22/12	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X