Form 10-Q
period 2012-09-30
Starflick.com
filed 2012-11-13
CIK 1520592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-54745

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 6, 2012, there were 5,495,500 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3

	Balance Sheets as of September 30, 2012 and March 31, 2012 (Unaudited)	3

	Statements of Expenses for the three and six months ended September 30, 2012 and 2011, and from March 24, 2011 (inception) through September 30, 2012 (Unaudited)	4

	Statements of Cash Flows for the three and six months ended September 30, 2012 and 2011, and from March 24, 2011 (inception) through September 30, 2012 (Unaudited)	5

	Notes to the Unaudited Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.	7

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	13

ITEM 4.	CONTROLS AND PROCEDURES.	13

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.	13

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	13

ITEM 6.	EXHIBITS.	14

Signatures		15

Exhibit Index		16

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Balance Sheet
(Unaudited)

	September 30,	March 31,
	2012	2012

ASSETS

Current Assets
Cash and cash equivalents	$10,019	$411

Total assets	$10,019	$411

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$950	$11,416
Due to related parties	23,142	40,384
Total liabilities	24,092	51,800

Stockholders’ Deficit
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001, zero outstanding, respectively	-	-
100,000,000 common shares, par value $0.00001
5,495,500 and 5,000,000 common shares as of September 30, 2012 and March 31, 2012, respectively	55	50
Additional paid-in capital	49,545	-
Deficit accumulated during the development stage	(63,673)	(51,439)
Total stockholders' deficit	(14,073)	(51,389)

Total liabilities and stockholders’ deficit	$10,019	$411

The accompanying notes are an integral part of these unaudited financial statements.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Statement of Expenses
(Unaudited)

					Inception
	Three Months	Three Months	Six Months	Six Months	(March 24,
	Ended	Ended	Ended	Ended	2011) to
	September 30,	September 30,	September 30	September 30	September 30,
	2012	2011	2012	2011	2012

Expenses
Accounting and legal	$1,888	$200	$12,175	$3,275	$41,800
Impairment	-	-	-	-	20,434
General and administrative	-	-	59	-	1,439

Net loss	$(1,888)	$(200)	$(12,234)	$(3,275)	$(63,673)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	5,406,489	5,000,000	5,311,525	5,000,000

The accompanying notes are an integral part of these unaudited financial statements.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			Inception
	Six Months	Six Months	(March 24,
	Ended	Ended	2011) to
	September 30,	September 30,	September 30,
	2012	2011	2012

Cash flows from operating activities

Net loss	$(12,234)	$(3,275)	$(63,673)
Impairment	-	-	20,434
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	(10,466)	(350)	950
Cash used in operating activities	(22,700)	(3,625)	(42,289)

Cash flows from investing activities
Website development	-	-	(20,434)
Cash used in investing activities	-	-	(20,434)

Cash flows from financial activities
Proceeds from issuance of common stock	49,550	-	49,600
Due to related parties	(17,242)	4,100	23,142
Cash provided by financing activities	32,308	4,100	72,742

Increase (Decrease) in cash and cash equivalents	9,608	475	10,019

Cash and cash equivalents, beginning of period	411	50	-

Cash and cash equivalents, end of period	$10,019	$525	$10,019

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

1.             INCORPORATION AND GOING CONCERN

Starflick.Com Incorporated (“we”, “our”, or the “Company”) was formed on March 24, 2011 in Nevada.  We have not commenced our planned principal operations as an independent motion picture producer.  We are considered as a development stage company as defined in ASC 915 “Accounting and Reporting for Development Stage Enterprises”.

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

3.             DUE TO DIRECTOR

During the period from March 24, 2011 (inception) to March 31, 2011, the Company incurred $15,000 of legal expense and $20,434 in website development costs paid by the sole director of the company. The $20,434 in initial capitalized website costs consisted of cash paid by the sole director and principal shareholder on behalf of the Company to two different third-party vendors.

During the six months ended September 30, 2012, the Company received loans amounting to $8,663 from the sole director of the company.  The Company paid back loans amounting to $25,905 to the same director of the company.

As at September 30, 2012, $23,142 was due to director.  The amount due to the director is unsecured, non-interest bearing and due on demand.

4.             COMMON STOCK

During the six months ended September 30, 2012, the company sold 495,500 shares for total proceeds of $49,550 at $0.10 per share.

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

Results of operations

From Inception on March 24, 2011 to September 30, 2012

During the period we incorporated the company, hired the attorney and hired the auditor for the preparation of this registration statement. We have prepared an internal business plan.  We have reserved the domain name “www.starflick.com.”  Our net loss since inception is $63,673.  We are a startup company, or in other words, a company with a limited operating history, since our operations have been limited to incorporating Starflick.com; issuing stock to Zoltan Nagy, our sole officer and director; developing our business plan; began developing our website; reviewed films and film scripts; and, prepared this registration statement.

We cannot tell you when we will begin operations actual film production activities because actual film production activities are conditioned upon raising at least the minimum amount of our public offering.  We expect to begin actual film production activities 100 days after we complete our public offering.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50.  And during the nine months ended September 30, 2012, we sold 495,500 shares for total proceeds of $49,550.

Liquidity and capital resources

As of the date of this prospectus, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended.  This was accounted for as a sale of common stock.  We have sold 495,000 shares pursuant to our registration statement.  The shares of common stock sold in our public offering are held by us pending receipt of the minimum amount of the offering.

As of September 30, 2012, our total assets were $10,019 and our total liabilities were $24,092 including of $23,142 owing to Zoltan Nagy, our sole officer and director for advances made by him on our behalf.  As of September 30, 2012, we had cash of $10,016.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Status of Our Public Offering

On March 29, 2012, our Form S-1 registration statement (SEC file no. 333-174833) was declared effective by the SEC. Pursuant to the S-1, we offered 1,000,000 shares minimum, 2,000,000 shares maximum at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  As of the date hereof, we have sold approximately 495,500 shares of common stock and raised $49,550.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of November, 2012.

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