Form 10-Q
period 2012-12-31
Starflick.com
filed 2013-02-19
CIK 1520592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-54745

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]     NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 15, 2013, there were 6,042,500 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3

	Balance Sheets as of December 31, 2012 and March 31, 2012 (Unaudited)	3

	Statements of Expenses for the three and nine months ended December 31, 2012 and 2011, and from March 24, 2011 (inception) through December 31, 2012 (Unaudited)	4

	Statements of Cash Flows for the nine months ended December 31, 2012 and 2011, and from March 24, 2011 (inception) through December 31, 2012 (Unaudited)	5

	Notes to the Unaudited Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.	7-9

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	9

ITEM 4.	CONTROLS AND PROCEDURES.	9

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.	9

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	9

ITEM 6.	EXHIBITS.	10

Signatures		11

Exhibit Index		12

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Balance Sheet
as at December 31, 2012
(Unaudited)

	Dec 31	March 31
	2012	2012
	$	$
ASSETS

Current Assets
Cash and cash equivalents	15,569	411

Total assets	15,569	411

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	700	11,416
Due to related parties	-	40,384
Total liabilities	700	51,800
Stockholder's equity (Deficiency)
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
100,000,000 common shares, par value $0.00001

Issued and outstanding:
Nil preferred shares
6,042,500 and 5,000,000 common shares as of December 31, 2012 and March 31, 2012, respectively	60	50
Additional paid-in capital	104,240	-

Deficit accumulated during the development stage	(89,431)	(51,439)
Total stockholders’ equity (deficit)	14,869	(51,389)

Total liabilities and stockholders’ equity (deficit)	15,569	411

The accompanying notes are an integral part of these unaudited financial statements.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Statement of Expenses
For the period from March 24, 2011 (Inception) to December 31, 2012
(Unaudited)

	Three	Three	Nine	Nine	Inception
	Months	Months	Months	Months	(March 24,
	Ended	Ended	Ended	Ended	2011) to
	Dec 31,	Dec 31,	Dec 31	Dec 31	Dec 31,
	2012	2011	2012	2011	2012
	$	$	$	$	$
Expenses
Accounting and legal	4,140	200	16,315	3,475	45,940
General and administrative	-	-	59	-	1,439
Compensation fees	21,618	-	21,618	-	21,618
Impairment	-	-	-	-	20,434

Earnings (Loss) from operations	(25,758)	(200)	(37,992)	(3,475)	(89,431)

Net loss and comprehensive loss for the period	(25,758)	(200)	(37,992)	(3,475)	(89,431)

Basic and diluted loss per share	(0.00)	(0.00)	(0.01)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	5,679,152	5,000,000	5,434,513	5,000,000

The accompanying notes are an integral part of these unaudited financial statements.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Statement of Cash Flows
For the period from March 24, 2011 (Inception) to December 31, 2012
(Unaudited)

			Inception
	Nine Months	Nine Months	(March 24,
	Ended	Ended	2011) to
	Dec 31,	Dec 31,	Dec 31,
	2012	2011	2012
	$	$	$
Cash flows from operating activities

Net income (Loss)	(37,992)	(3,475)	(89,431)
Impairment	-	-	20,434
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued liabilities	(10,716)	(350)	700
Cash used in operating activities	(48,708)	(3,825)	(68,297)

Cash flows from investing activities
Website development	-	-	(20,434)
Cash used in investing activities	-	-	(20,434)

Cash flows from financial activities
Proceeds from issuance of common stock	104,250	-	104,300
Due to related parties	(40,384)	4,050	-
Cash provided by financing activities	63,866	4,050	104,300

Increase (Decrease) in cash and cash equivalents	15,158	225	15,569

Cash and cash equivalents, beginning of period	411	50	-

Cash and cash equivalents, end of period	15,569	275	15,569

The accompanying notes are an integral part of these unaudited financial statements.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Notes to the Financial Statements
For the period from March 24, 2011 (Inception) December 31, 2012
(Unaudited)

1.  INCORPORATION AND CONTINUANCE OF OPERATIONS

Starflick.Com Incorporated (“we”, “our”, the “Company”) was formed on March 24, 2011 under the laws of the state of Nevada.  We have not commenced our planned principal operations as an independent motion picture producer.  We are considered as a development stage company as defined in ASC 915 “Accounting and Reporting for Development Stage Enterprises”.  The Company’s fiscal year end is March 31.

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

3.  DUE TO DIRECTOR

During the nine months from April 01, 2012 to December 31, 2012, the Company paid back all the amounts owed to the director. At December 31, 2012, the balance due to the director was $0.

4.  EQUITY

During the nine months ended December 31, 2012, 1,042,500 common shares were sold for a total of $104,250.

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

Since our inception we have taken the following material steps in order to begin our operations:

1.	Incorporated Starflick.com
2.	Issued stock to Zoltan Nagy, our sole officer and director.
3.	Developed our business plan.
4.	Began development of our website.
5.	Reviewed films and film scripts.
6.	Prepared our registration statement and filed it with the SEC.
7.	Completed our public offering.

We are in the process of having our shares listed for trading on the Bulletin Board.  As soon as we are listed, we will begin our operations as set forth in our prospectus.

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

Results of operations

From Inception on March 24, 2011 to December 31, 2012

During the period we incorporated the company, hired the attorney and hired the auditor for the preparation of this registration statement. We have prepared an internal business plan.  We have reserved the domain name “www.starflick.com.”  Our net loss since inception is $89,431.  We are a startup company, or in other words, a company with a limited operating history, since our operations have been limited to incorporating Starflick.com; issuing stock to Zoltan Nagy, our sole officer and director; developing our business plan; began developing our website; reviewed films and film scripts; and, prepared this registration statement.

We cannot tell you when we will begin operations actual film production activities because actual film production activities are conditioned upon raising at least the minimum amount of our public offering.  We expect to begin actual film production activities 100 days after we complete our public offering.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50.  And during the nine months ended December 31, 2012, we sold 1,042,500 shares for total proceeds of $104,250.

Liquidity and capital resources

As of the date of this prospectus, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended.  This was accounted for as a sale of common stock.  We have sold 1,042,500 shares pursuant to our registration statement.  The shares of common stock sold in our public offering are held by us pending receipt of the minimum amount of the offering.

As of December 31, 2012, our total assets were $15,569 and our total liabilities were $700.  As of December 31, 2012, we had cash of $15,569.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.              CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.           RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Status of Our Public Offering

On March 29, 2012, our Form S-1 registration statement (SEC file no. 333-174833) was declared effective by the SEC. Pursuant to the S-1, we offered 1,000,000 shares minimum, 2,000,000 shares maximum at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  We have completed our public offering and sold 1,042,500 shares of common stock, thereby raising $104,250.  We have not used any of the proceeds as of December 31, 2012.

ITEM 6.              EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/10/11	3.1

3.2	Bylaws.	S-1	6/10/11	3.2

14.1	Code of Ethics.	10-K	6/22/12	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	6/22/12	99.2

99.3	Disclosure Committee Charter.	10-K	6/22/12	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of February, 2013.

STARFLICK.COM

BY:	ZOLTAN NAGY
Zoltan Nagy
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	6/10/11	3.1

3.2	Bylaws.	S-1	6/10/11	3.2

14.1	Code of Ethics.	10-K	6/22/12	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	6/22/12	99.2

99.3	Disclosure Committee Charter.	10-K	6/22/12	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X