Form 10-Q/A
period 2012-06-30
Starflick.com
filed 2013-02-25
CIK 1520592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

PART II - OTHER INFORMATION

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on this 25th day of February, 2013.

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