Form 10-K
period 2013-03-31
Starflick.com
filed 2013-07-01
CIK 1520592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2013

Commission File Number:   000-54745

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2013: $0.00.

As of June 27, 2013, 6,042,500 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.          BUSINESS.

General

We were incorporated in the State of Nevada on March 24, 2011. We are a start-up stage independent motion picture producer.  We have not generated any revenues and the only operations are organizational matters, planning our website, developing our business plan, and the preparation and filing of our registration statement.

We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause its plans to change.

We have not begun operations and will not begin operations until we completed our public offering.  Our plan of operation is forward looking and there is no assurance that we will ever begin movie production operations.  Our prospects for profitability are not favorable.

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

Our Philosophy

We are committed to the development and production of commercially salable feature-length motion pictures having budgets of up to $70,000 to $100,000, but which have enduring value in all media.  The budget for our initial film is between $70,000 and $170,000, depending upon the amount of money we raise in our public offering.  However, there is no guaranty that we will be able to produce our first film, even if we raise the minimum amount of our public offering.  We anticipate not only acquiring rights and producing motion pictures but also capitalizing on other marketing opportunities associated with these properties.

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

Essential to our success will be the production of high quality films having budgets of $70,000 to $100,000 that have the potential to be profitable.  The budget for our first film will be between $70,000 and $170,000 depending on how much we raise in our public offering.  However, there is no guarantee that we will be able to produce our first film, even if we raise the minimum amount of our public offering.  We will not engage in the production of X-rated material. We plan to make motion pictures that appeal to the tastes of the vast majority of the movie-going public. Our films will be cast into a wide range of genres, with our initial focus being on suspense, drama, and comedy.  All our films will be suitable for domestic and international theatrical exhibition, pay cable, network and syndicated television, as well as all other ancillary markets.

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

Financing Strategy

We will produce our initial film entirely from the proceeds of our public offering.  Thereafter, for subsequent films, if we cannot finance the production of our movies, we intend to establish a limited partnership for each movie we produce.  We will be the general partner.  Investors in the movie will be limited partners.  We will not begin formulating a plan with respect to financing any movies until we complete the production of our initial film.  We cannot estimate the amount of funds we will require to reach revenue generation, including the cost of marketing, production and distribution of our films until such time as we identify a script.  Wherever possible we will attempt to make arrangements with providers of goods and services to defer payment until a later stage in the production and financing cycle.  There are various methods to obtain the funds needed to complete the production of a motion picture.  Examples of financing alternatives include the assignment of our rights in a film to a joint venture or a co-producer.  Alternatively, we may form a limited liability company or partnership where we will be the managing member or the general partner. We may also obtain favorable pre-release sales or pre-licensing commitments from various end-users such as independent domestic distributors, foreign distributors, cable networks, and video distributors. These various techniques, which are commonly used in the industry, can be combined to finance a project without a major studio financial commitment.  We may distribute restricted shares of common stock in order to achieve any of the objectives set forth herein.

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

We are not a party to any litigation.

ITEM 4.          MINE SAFETY DISCLOSURE.

Not applicable.

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

Plan of Operation

All of the information following is based upon estimates.  We are a startup company, or in other words, a company with a limited operating history, since our operations have been limited to incorporating Starflick.com; issuing stock to Zoltan Nagy, our sole officer and director; developing our business plan; began developing our website; reviewed films and film scripts; and, prepared our registration statement.  We cannot tell you when we will begin operations actual film production activities because actual film production activities are conditioned upon raising at least the minimum amount of our public offering.  Upon raising at least the minimum amount of our public offering, we will diligently proceed to implement our plan of operation.  We will not take any steps to acquire one or more options to acquire film rights or to acquire a screenplay until we have completed our public offering and raised at least the minimum offering proceeds.

We plan to produce one film from the proceeds of our public offering.  If we are able after completing the production of our first film, we plan to produce more films.  The terms and conditions for subsequent films have not been considered at this time, but will only be considered on examination of the results of our first film.  There is no assurance we will ever produce a subsequent film.   The budget for our first film will be between $70,000 and $170,000, depending upon how much money we raise in our public offering.  There is no guarantee that we will be able to produce our first film, even if we raise the minimum amount of our public offering.  It will be based on the first screenplay we purchase.  Each amount was determined exclusively by Zoltan Nagy, our president, based upon his personal experiences in the production of films.  Mr. Nagy’s experience is limited and accordingly, the estimates may not be accurate.

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

Upon completing our public offering, we intend to develop more films having budgets of $70,000.  Our first film will have a budget of $70,000 to $170,000, depending upon how much money we raise in our public offering.  There is no guarantee that we will be able to produce our first film, even if we raise the minimum amount of our public offering.  We will use the proceeds of our public offering to produce our first film.  The production costs include the following items which are set forth in the Use of Proceeds section of our public offering:  option to acquire film rights, commission screenplays, pre-production costs, digital camera, marketing, office lease, website and working capital.

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

Total offering expenses to be paid from the proceeds of the offering are $25,000 for legal fees; $200 for printing our prospectus; $4,076.78 for accounting/administrative fees; $500 for state securities registration fees; $200 for our transfer agent; and $23.22 for our SEC filing fee.  The foregoing are approximations.  If Zoltan Nagy, our sole officer and director, advances any of the offering expenses, he will be reimbursed from the amount designated as “offering expenses”.  In no event will the amounts reimbursed to Mr. Nagy from the offering expenses exceed $30,000.  In the event that Mr. Nagy advances more than $30,000 for offering expenses, the amount exceeding the $30,000 will be reduced to a promissory note and repaid to Mr. Nagy from revenues generated by us.  During the year ended March 31, 2012, Mr. Nagy advanced the sum of $40,384, $19,050 of which was for offering expenses, $4,060 for accounting, and $20,434 for the development of our website, $14,990 of the $40,384, therefore, reimbursable from “offering expenses”.  AS of March 31, 2013, $11,996 is due to Mr. Nagy.

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

We estimate that the total process of producing our first film will take two years at a cost of $70,000 to $170,000 and will be based upon the amount of money raised in our public offering, all of which will be paid from the proceeds of our public offering.  To date, we have not secured any options to acquire screenplays or entered into any agreements regarding any other development projects.

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

We intend to be very selective when choosing existing screenplays to develop.  They must appeal to a mass audience with a rating of PG, PG-13 or R, and should be within the genres of suspense, drama or comedy.  Mr. Nagy will determine, on our behalf, if a screenplay will appeal to a mass audience.  His determination will be based on his life experiences, his previous limited experience in the movie industry, and his personal tastes.  No screenplay that we select or develop will require more than three main characters, five minor characters, fifteen bit characters.  Scripts cannot require more than 150 extras throughout the entire production, or more than 80 extras in any single scene.  Stories should take place between 35-42 different locations, but production must be limited to no more than 10-20 physical locations.  Scenes must be limited to 16-21 interior and 14-18 exterior, with approximately 80% synchronous sound.  Synchronous sounds are those sounds which are synchronized or matched with what is viewed. For example:  If the film portrays a character playing the piano, the sounds of the piano are projected. We will not consider any scripts that require more than two special effects scenes, location scenes involving experienced actors, staff or crew travel or per diems, futuristic or period sets, props or wardrobe.  Mr. Nagy will make decisions relating to existing screenplays by consulting with other individuals in the film industry who have experience is such matters.  As of the date of our public offering, Mr. Nagy has not selected any individuals to consult with in the future.  We do not anticipate any costs for consulting with the aforementioned individuals.

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

We will select one of our developed screenplays for pre-production. We will do that within six months of completing our public offering.  We do not know when our public offering will be completed.  We may not sell any shares of common stock.  In order to begin selling stock, our registration statement has to be declared effective by the SEC.  Then we must sell our shares of common stock.  That could take up to 270 days.  After that occurs, we will purchase an option to acquire a screenplay followed by the acquisition of the screen play and film rights thereto.  We cannot enter into any binding contracts to acquire an option, screen play or film rights until we complete our public offering.  We can’t enter into agreements to acquire options, screenplays or film rights because we don’t have any money to develop the screenplay.  If we purchase an option or the rights to a screenplay now and can’t pay for the screenplay in the next six months, we will have wasted the money purchasing the option or rights.  We currently do not have any developed screenplays.  Our choice of screenplay for pre-production will be dependent upon various factors including cost, location, marketability and producer availability.  We will also attempt to obtain the commitment of a recognizable actor or director, secure the services of a co-producer, finalize the screenplay, and prepare a budget, preliminary shooting schedule and production board.  A traditional production board or production strip board is a filmmaking term for a cardboard or wooden chart holding color-coded strips of paper; each containing information about a scene in the script. The strips can then be rearranged and laid out sequentially to represent the order one wants to film in (most films are shot “out of sequence,” meaning that filming does not begin with scene 1 and end with the last scene). This produces a schedule that the producers can use to plan the production.  The commitment of a recognizable actor or director is often useful to secure production financing.  There can be no assurance that we will be able to secure a recognizable actor or director for our films.

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

Results of operations

From Inception on March 24, 2011 to March 31, 2013

During the period we incorporated the company, hired the attorney and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan.  We have reserved the domain name “www.starflicks.com.”  Our net loss since inception is $113,577 of which $50,085 is for accounting and legal fees, $59 is for bank charges and interest, $21,619 is for compensation fees, and $20,000 is for stock transfer management.  We are a startup company, or in other words, a company with a limited operating history, since our operations have been limited to incorporating Starflick.com; issuing stock to Zoltan Nagy, our sole officer and director; developing our business plan; began developing our website; reviewed films and film scripts; and, prepared our registration statement.

We cannot tell you when we will begin operations actual film production activities because actual film production activities are conditioned upon raising at least the minimum amount of our public offering.  We expect to begin actual film production activities 100 days after we complete our public offering.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50.  During the year ended March 31, 2013, we sold 1,042,500 shares for total proceeds of $104,250.

Liquidity and capital resources

As of the date of this annual report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended.  This was accounted for as a sale of common stock.

As of March 31, 2013, our total assets were $4,069 and our total liabilities were $13,346 including $11,996 owing to Zoltan Nagy, our sole officer and director for advances made by him on our behalf.  As of March 31, 2013, we had cash of $4,069.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

STARFLICK.COM

Index to Financials

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Starflick.com
(A Development Stage Company)
Point Roberts, Washington

We have audited the accompanying balance sheets of Starflick.com (a development stage company) (the “Company”) as of March 31, 2013 and 2012, and the related statements of expenses, stockholders’ deficit, and cash flows for the years then ended and for the period from March 24, 2011 (inception) through March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Starflick.com as of March 31, 2013 and the results of its operations and its cash flows for the year then ended and for the period from March 24, 2011 (inception) through March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

July 1, 2013

Index to Financials

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Balance Sheet

	March 31	March 31
	2013	2012

ASSETS

Current Assets
Cash and cash equivalents	$4,069	$411

	4,069	411

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	1,350	11,416
Due to related parties	11,996	40,384
	13,346	51,800

Stockholder’s deficit
Share capital
Authorized: 100,000,000 preferred shares, par value $0.00001 100,000,000 common shares, par value $0.00001

Issued and outstanding: Nil preferred shares 6,042,500 common shares	60	50
Additional paid-in capital	104,240	-
Deficit accumulated during the development stage	(113,577)	(51,439)
Total stockholders’ deficit	(9,277)	(51,389)

Total liabilities and stockholders’ deficit	$4,069	$411

The accompanying notes are an integral part of these financial statements.

Index to Financials

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Statement of Expenses

			Inception
			(March 24,
			2011) to
	March 31	March 31	March 31
	2013	2012	2013

Expenses
Accounting and legal	$20,460	$14,075	$50,085
Bank charges and interest	59	-	59
Compensation fees	21,619	-	21,619
Stock transfer management	20,000	-	20,000
Filing and registration	-	1,380	1,380
Impairment	-	20,434	20,434

Net Loss	$(62,138)	$(35,889)	$(113,577)

Basic and diluted loss per share	(0.01)	(0.01)

Weighted average number of common shares outstanding
Basic and diluted	5,584,427	5,000,000

The accompanying notes are an integral part of these financial statements.

Index to Financials

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Statement of Stockholder’s Equity (Deficit)
Inception (March 24, 2011) through March 31, 2013

	Preferred stock		Common stock		Additional	Retained	Total
					paid-in	earnings	stockholders’
	Shares	Amount	Shares	Amount	capital	(deficit)	Equity (deficit)

Issuance of common stock for cash- March 24, 2011	-	$-	5,000,000	$50	$-	$-	$50

Net loss						$(15,550)	$(15,550)

Balance, March 31, 2011	-	$-	5,000,000	$50	-	$(15,550)	$(15,500)

Net loss						(35,889)	(35,889)

Balance, March 31, 2012	-	$-	5,000,000	$50	-	$(51,439)	$(51,389)

Issuance of common stock for cash	-	$-	1,042,500	$10	$104,240	$-	$104,250

Net loss						$(62,138)	$(62,138)

Balance, March 31, 2013	-	$-	6,042,500	$60	104,240	$(113,577)	$(9,277)

The accompanying notes are an integral part of these financial statements.

Index to Financials

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Statement of Cash Flows

			Inception
			(March 24,
			2011) to
	March 31	March 31	March 31
	2013	2012	2013

Cash flows from operating activities

Net income (Loss)	$(62,138)	$(35,889)	$(113,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment Expense	-	20,434	20,434
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(10,066)	10,866	1,350
Net cash provided by (used in) operating activities	(72,204)	(4,589)	(91,793)

Cash flows from investing activities
Website development	-	-	(20,434)
Net cash provided by (used in) investing activities		-	(20,434)

Cash flows from financial activities
Proceeds from issuance of stock	104,250		104,300
Due to related parties	(28,388)	4,950	11,996
	75,862	4,950	116,296

Increase (Decrease) in cash and cash equivalents	3,658	361	4,069

Cash and cash equivalents, beginning of period	411	50	-

Cash and cash equivalents, end of period	4,069	411	4,069

The accompanying notes are an integral part of these financial statements.

Index to Financials

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Notes to the Financial Statements

1.         DESCRIPTION OF BUSINESS AND GOING CONCERN

Starflick.Com Incorporated (“we”, “our”, the “Company”) was formed on March 24, 2011 in Nevada.  We have not commenced our planned principal operations as an independent motion picture producer.  We are considered as a development stage company as defined in ASC 915 “Accounting and Reporting for Development Stage Enterprises”.

As shown in the accompanying financial statements, the Company has incurred a net loss of ($113,577) from inception (March 24, 2011) through March 31, 2013. The Company has sustained losses since inception and additional equity financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. The Company has not generated any operating revenues to date. Furthermore, the Company’s existence is dependent upon management’s ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

2.         SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
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

Cash and cash equivalents
Cash equivalents are highly liquid investments with an original maturity of three months or less.

Income taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

We have net operating loss carryforwards available to reduce future taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

Basic and Diluted Net Loss Per Share
Loss per share is computed using the weighted average number of shares outstanding during the period. We have adopted ASC 260, “Earnings Per Share”. Diluted loss per share for year ended March 31, 2013 is equivalent to basic loss per share as there was no potential dilutive equity instrument.

Fair Value of Financial Instruments
Financial instruments are recorded at fair value in accordance with the standard for “Fair Value Measurements codified within ASC 820”, which defines fair values, establishes a three level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements:

Index to Financials

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Notes to the Financial Statements

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical asset or liabilities in active markets.
•
Level 2 – inputs to the valuation methodology include closing prices for similar assets and liabilities in active markets, and inputs that are observable for the assets and liabilities, either directly, for substantially the full term of the financial instruments.

•	Level 3 – inputs to the valuation methodology are observable and significant to the fair value.

Foreign Currency Transactions
The Company’s functional currency is Canadian dollars and its reporting currency is the United States dollar.

The Company’s financial statements are translated from its functional currency, Canadian dollars, to the reporting currency, United States dollars, using the current rate method. Assets and liabilities are translated using the current rate in effect at the balance sheet date and revenues and expenses are translated at the average rate for the period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity. At March 31, 2013, the Company did not have any other comprehensive income (loss).

Recently issued accounting pronouncements
We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

3.         DUE TO DIRECTOR

During the year ended March 31, 2012, the Company received loans amounting to $4,950 from the sole director of the company. As at March 31, 2012, the balance due to director was 40,384.

During the year ended March 31, 2013, the Company repaid loans due to director amounting to $28,388. At March 31, 2013, the balance due to director was $11, 996.

4.         STOCKHOLDERS’ EQUITY

During the year ended March 31, 2013, 1,042,500 common shares have been issued for cash of $104,250.

5.         INCOME TAXES

At March 31, 2013 and 2012 deferred tax assets consist of the following:

	March 31, 2013	March 31, 2012
Federal loss carryforwards	$32,600	$10,852
Less: valuation allowance	(32,600)	(10,852)
	$-	$-

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to an uncertainty in the utilization of the net operating loss carryforwards.

The estimated net operating loss carry forwards of approximately $93,000 begin to expire in 2031 for both federal and state purposes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2013, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of March 31, 2013, the Company’s internal control over financial reporting was effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed their Form 3s, 4s and 5s.

ITEM 11.        EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ending March 31, 2013 for our sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

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

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.  Further, no compensation has been paid subsequent to March 31, 2013.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Compensation of Directors

The sole member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to our directors. There are no contractual arrangements with our sole director. We have no director’s service contracts.  The following table sets forth compensation paid to our sole director from inception on March 24, 2011 to our year end on March 31, 2013.  Since that time we have not paid any compensation to Mr. Nagy either as an executive officer or as a director.

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

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in our public offering. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage
Beneficial Ownership [1]	Shares	of Ownership
Zoltan Nagy	5,000,000	100%
1361 Peltier Drive
Point Roberts, WA 98281

All Officers and Directors as a Group	5,000,000	100%
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

Shares purchased in our public offering will be immediately resalable. The resale of shares could have a depressive effect on the market price should a market develop for our common stock.  There is no assurance a market will ever develop for our common stock.

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

Further, Mr. Nagy has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs.  As of March 31, 2013, Mr. Nagy advanced us $11,996, which was for offering expenses.  Currently, the $11,996 is due on demand.  If Mr. Nagy advances us more than $30,000 for offering expenses, the amount in excess of the $30,000 will be reduced to a promissory note.  The promissory note will be payable from revenues from operations and not bear interest.  Mr. Nagy will be reimbursed for funds advanced for our public offering up to a maximum of $30,000.  There is no written agreement evidencing the advancement of funds by Mr. Nagy or the repayment of the funds to Mr. Nagy.  The entire transaction was oral.

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

2013	$5,700	MaloneBailey, LLP
2012	$5,400	MaloneBailey, LLP

(2)       Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$0	MaloneBailey, LLP
2012	$0	MaloneBailey, LLP

(3)       Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$0	MaloneBailey, LLP
2012	$0	MaloneBailey, LLP

(4)       All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$0	MaloneBailey, LLP
2012	$0	MaloneBailey, LLP

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of June, 2013.

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

Signature	Title	Date

ZOLTAN NAGY	President, Principal Executive Officer, Principal	June 28, 2013
Zoltan Nagy	Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	6/10/11	3.1

3.2	Bylaws.	S-1	6/10/11	3.2

14.1	Code of Ethics.	10-K	6/22/12	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	6/22/12	99.2

99.3	Disclosure Committee Charter.	10-K	6/22/12	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X