Form 10-Q
period 2013-06-30
Starflick.com
filed 2013-08-14
CIK 1520592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-54745

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 12, 2013, there were 6,042,500 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3

	Balance Sheets as of June 30, 2013 and March 31, 2012 (Unaudited)	3

	Statements of Operations and Comprehensive Loss for the three months ended June 30, 2013 and 2012, and from March 24, 2011 (inception) through June 30, 2013 (Unaudited)	4

	Statements of Cash Flows for the three months ended June 30, 2013 and 2012, and from March 24, 2011 (inception) through June 30, 2013 (Unaudited)	5

	Notes to the Unaudited Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.	7

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	9

ITEM 4.	CONTROLS AND PROCEDURES.	9

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.	9

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	9

ITEM 6.	EXHIBITS.	10

Signatures		11

Exhibit Index		12

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Balance Sheet
as at June 30, 2013
(Unaudited)

	June 30	March 31
	2013	2013
	$	$
ASSETS

Current Assets
Cash and cash equivalents	168	4,069

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	5,200	1,350
Due to related parties	9,795	11,996
Total liabilities	14,995	13,346

Stockholder’s equity (deficit)

Share capital Authorized: 100,000,000 preferred shares, par value $0.00001 100,000,000 common shares, par value $0.00001

Issued and outstanding: Nil preferred shares 6,042,500 common shares	60	60
Additional Paid-in capital	104,240	104,240
Deficit accumulated during the development stage	(119,127)	(113,577)
Total stockholders' deficit	(14,827)	(9,277)

Total liabilities and stockholders' deficit	168	4,069

The accompanying notes are an integral part of these unaudited financial statements.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Statement of Operations and Comprehensive Loss
For the period from March 24, 2011 (Inception) to June 30, 2013
(Unaudited)

			Inception
	Three Months	Three Months	(March 24,
	Ended	Ended	2011) to
	June 30	June 30	June 30
	2013	2012	2013
	$	$	$

Expenses
Accounting and legal	5,100	10,287	55,185
Bank charges and interest	-	59	59
Compensation fees	-	-	21,619
Stock transfer management	450	-	20,450
Filing and registration	-	-	1,380
Website written off	-	-	20,434

Earnings (Loss) from operations	(5,550)	(10,346)	(119,127)

Net loss and comprehensive loss for the period	(5,550)	(10,346)	(119,127)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	5,553,588	5,384,500

The accompanying notes are an integral part of these unaudited financial statements.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Statement of Cash Flows
For the period from March 24, 2011 (Inception) to June 30, 2013
(Unaudited)

			Inception
	Three Months	Three Months	(March 24,
	Ended	Ended	2011) to
	June 30	June 30	June 30
	2013	2012	2013
	$	$	$

Cash flows from operating activities

Net income (Loss)	(5,550)	(10,346)	(119,127)

Changes in non-cash working capital
Impairment Expense	-	-	20,434
Accounts payable and accrued liabilities	3,850	(1,129)	5,200
Accounts payable- related party	799	-	799
Cash Used in Operating Activities	(901)	(11,475)	(92,694)

Cash flows from investing activities
Website development	-	-	(20,434)
Cash Used in Investing Activities	-	-	(20,434)

Cash flows from financial activities
Proceeds from sale of stock	-	38,450	104,300
Due to related parties	(3,000)	-	8,996
Cash Used in Financing Activities	(3,000)	38,450	113,296

Increase (Decrease) in cash and cash equivalents	(3,901)	26,975	168

Cash and cash equivalents, beginning of period	4,069	411	-

Cash and cash equivalents, end of period	168	27,386	168

The accompanying notes are an integral part of these unaudited financial statements.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Notes to the Financial Statements
For the period from March 24, 2011 (Inception) June 30, 2013
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

3.  DUE TO DIRECTOR

During the three months ended June 30, 2013, the Company repaid $3,000 owed to the director. As at June 30, 2013 the balance due to director was $9,795.

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

Results of operations

From Inception on March 24, 2011 to June 30, 2013

During the period we incorporated the company, hired the attorney and hired the auditor for the preparation of this registration statement. We have prepared an internal business plan.  We have reserved the domain name “www.starflick.com.”  Our net loss since inception is $119,127.  We are a startup company, or in other words, a company with a limited operating history, since our operations have been limited to incorporating Starflick.com; issuing stock to Zoltan Nagy, our sole officer and director; developing our business plan; began developing our website; reviewed films and film scripts; and, prepared this registration statement.

We cannot tell you when we will begin operations actual film production activities because actual film production activities are conditioned upon raising at least the minimum amount of our public offering.  We expect to begin actual film production activities 100 days after we complete our public offering.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50.  And during the year ended March 31, 2013, we sold 1,042,500 shares for total proceeds of $104,250.

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

As of June 30, 2013, our total assets were $168 and our total liabilities were $14,995.  As of June 30, 2013, we had cash of $168.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.           CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There was no change in our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2013.

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