Form 10-Q
period 2013-09-30
Starflick.com
filed 2013-11-14
CIK 1520592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-54745

STARFLICK.COM
(Exact name of registrant as specified in its charter)

Nevada
(State of incorporation)

1361 Peltier Drive
Point Roberts, Washington 98281
(Address of principal executive offices)

(360) 303-9500
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 12, 2013, there were 6,042,500 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3

	Balance Sheets as of September 30, 2013 and March 31, 2013 (Unaudited)	3

	Statements of Expenses for the three and six months ended September 30, 2013 and 2012, and from March 24, 2011 (inception) through September 30, 2013 (Unaudited)	4

	Statements of Cash Flows for the six months ended September 30, 2013 and 2012, and from March 24, 2011 (inception) through September 30, 2013 (Unaudited)	5

	Notes to the Unaudited Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.	7

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	9

ITEM 4.	CONTROLS AND PROCEDURES.	9

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.	9

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	9

ITEM 6.	EXHIBITS.	10

Signatures		11

Exhibit Index		12

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Balance Sheet
(Unaudited)

	September 30	March 31
	2013	2013

ASSETS

Current Assets
Cash and cash equivalents	$69	$4,069

Other Assets
Investments in subsidiary	1,209	-

Total assets	1,278	4,069

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$550	$1,350
Due to related parties	17,804	11,996
Total liabilities	18,354	13,346

Stockholders’ equity (Deficit)
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
100,000,000 common shares, par value $0.00001

Issued and outstanding:
Nil preferred shares
6,042,500 common shares	60	60
Additional paid-in capital	104,240	104,240

Deficit accumulated during the development stage	(121,376)	(113,577)
Total stockholders’ deficit	(17,076)	(9,277)

Total liabilities and stockholders’ deficit	$1,278	$4,069

The accompanying notes are an integral part of these unaudited financial statements.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Statement of Expenses

(Unaudited)

	Three	Three	Six	Six	Inception
	Months	Months	Months	Months	(March 24,
	Ended	Ended	Ended	Ended	2011) to
	Sept 30,	Sept 30,	Sept 30	Sept 30	Sept 30,
	2013	2012	2013	2012	2013

Expenses
Accounting and legal	$1,750	$1,888	$6,850	$12,175	$56,935
Bank charges and interest	-	-	-	59	59
Compensation fees	-	-	-	-	21,619
Filing and registration	-	-	-	-	1,380
Stock transfer management	499	-	949	-	20,949
Impairment	-	-	-	-	20,434

Earnings (Loss) from operations	(2,249)	(1,888)	(7,799)	(12,234)	(121,376)

Net loss for the period	$(2,249)	$(1,888)	$(7,799)	$(12,234)	$(121,376)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding

Basic and diluted	6,042,500	5,406,489	6,042,500	5,311,525

The accompanying notes are an integral part of these unaudited financial statements.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			Inception
	Six Months	Six Months	(March 24,
	Ended	Ended	2011) to
	Sept 30,	Sept 30,	Sept 30,
	2013	2012	2013

Cash flows from operating activities

Net income (Loss)	$(7,799)	$(12,234)	$(121,376)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment expense	-	-	20,434
Changes in operating assets and liabilities:
Accounts payable- related party	8,908	-	8,908
Accounts payable and accrued liabilities	(800)	(10,466)	550
Cash provided by (used in) operating activities	309	(22,700)	(91,484)

Cash flows from investing activities
Cash paid for purchase of fixed assets	-	-	(20,434)
Investment in subsidiary	(1,209)	-	(1,209)
Cash used in investing activities	(1,209)	-	(21,643)

Cash flows from financing activities
Proceeds from sale of common stock	-	49,550	104,300
Due to related parties	(3,100)	(17,242)	8,896
Cash provided by (used in) financing activities	(3,100)	32,308	113,196

Increase (Decrease) in cash and cash equivalents	(4,000)	9,608	69

Cash and cash equivalents, beginning of period	$4,069	$411	$-

Cash and cash equivalents, end of period	$69	$10,019	$69

The accompanying notes are an integral part of these unaudited financial statements.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

2.  GOING CONCERN

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

3.  DUE TO RELATED PARTIES

Due to director

During the six months ended September 30, 2013, the Company repaid $3,100 owed to the director. As of September 30, 2013 the balance due to the director was $16,595.

Investment in Black Rock Petroleum Company

During the nine months ended September 30, 2013, the company formed Black Rock Petroleum Company and invested $1,209 for 100% ownership.

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

Results of operations

From Inception on March 24, 2011 to September 30, 2013

During the period we incorporated the company, hired the attorney and hired the auditor for the preparation of this registration statement. We have prepared an internal business plan.  We have reserved the domain name “www.starflick.com.”  Our net loss since inception is $121.376.  We are a startup company, or in other words, a company with a limited operating history, since our operations have been limited to incorporating Starflick.com; issuing stock to Zoltan Nagy, our sole officer and director; developing our business plan; began developing our website; reviewed films and film scripts; and, prepared this registration statement.

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

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

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

As of September 30, 2013, our total assets were $1,278 and our total liabilities were $18,354.  As of September 30, 2013, we had cash of $69.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.           CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There was no change in our internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.        RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Status of Our Public Offering

On March 29, 2012, our Form S-1 registration statement (SEC file no. 333-174833) was declared effective by the SEC. Pursuant to the S-1, we offered 1,000,000 shares minimum, 2,000,000 shares maximum at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  On December 21, 2012, we completed our public offering and sold 1,042,500 shares of common stock and raised $104,250. Since then, we have used the proceeds in its entirety.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2013.

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