Form 10-Q
period 2013-12-31
Starflick.com
filed 2014-02-24
CIK 1520592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-54745

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]     NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 12, 2014, there were 6,042,500 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3

	Balance Sheet as of December 31, 2013 and March 31, 2013 (Unaudited)	3

	Statements of Expenses for the three and nine months ended December 31, 2013 and 2012, and from March 24, 2011 (inception) through December 31, 2013 (Unaudited)	4

	Statements of Cash Flows for the nine months ended December 31, 2013 and 2012, and from March 24, 2011 (inception) through December 31, 2013 (Unaudited)	5

	Notes to the Unaudited Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.	7

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	8

ITEM 4.	CONTROLS AND PROCEDURES.	8

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.	9

ITEM 6.	EXHIBITS.	9

Signatures		10

Exhibit Index		11

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Balance Sheet
as at December 31, 2013
(Unaudited)

	December 31	March 31
	2013	2013

ASSETS

Current Assets
Cash and cash equivalents	69	4,069

Other Assets
Investments in subsidiaries	1,209	-
Total Assets	1,278	4,069

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	3,018	1,350
Due to related parties	19,302	11,996
Total Liabilities	22,320	13,346

Stockholder’s equity (Deficit)
Share capital Authorized: 100,000,000 preferred shares, par value $0.00001 100,000,000 common shares, par value $0.00001

Issued and outstanding: Nil preferred shares 6,042,500 common shares	60	60

Additional paid-in capital	104,240	104,240

Deficit accumulated during the development stage	(125,342)	(113,577)
Total stockholders’ deficit	(21,042)	(9,277)

Total liabilities and stockholders’ deficit	1,278	4,069

The accompanying notes are an integral part of these unaudited financial statements.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Statement of Expenses
For the period from March 24, 2011 (Inception) to December 31, 2013
(Unaudited)

					Inception
	Three Months	Three Months	Nine Months	Nine Months	(March 24,
	Ended	Ended	Ended	Ended	2011) to
	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2013	2012	2013	2012	2013
	$	$	$	$	$
Expenses
Accounting and legal	3,092	4,140	9,942	16,315	60,028
Bank charges and interest	-	-	-	59	59
Compensation fees	-	21,618	-	21,618	21,618
Filing and registration	-	-	-	-	1,380
Stock transfer management	874	-	1,823	-	21,823
Website written off	-	-	-	-	20,434

Earnings (Loss) from operations	(3,966)	(25,758)	(11,765)	(37,992)	(125,342)

Net loss	(3,966)	(25,758)	(11,765)	(37,992)	(125,342)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	6,042,500	5,203,722	6,042,500	5,203,722

The accompanying notes are an integral part of these unaudited financial statements.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Statement of Cash Flows
For the period from March 24, 2011 (Inception) to December 31, 2013
(Unaudited)

			Inception
	Nine months	Nine months	(March 24,
	Ended	Ended	2011) to
	Dec 31,	Dec 31,	Dec 31,
	2013	2012	2013
	$	$	$
Cash flows from operating activities

Net income (Loss)	(11,765)	(37,992)	(125,342)
Impairment			20,434
Changes in operating assets and liabilities:
Accounts payable – related party	10,406	-	10,406
Accounts payable and accrued liabilities	1,668	(10,716)	3,018
Cash provided by (used in) operating activities	309	(48,708)	(91,484)

Cash flows from investing activities
Investment in subsidiary	(1,209)	-	(1,209)
Website development	-	-	(20,434)
Cash used in investing activities	(1,209)	-	(21,643)

Cash flows from financial activities
Proceeds from sale of stock	-	104,250	104,300
Due to related parties	(3,100)	(40,384)	8,896
Cash provided by (used in) financial activities	(3,100)	63,866	113,196

Increase (Decrease) in cash and cash equivalents	(4,000)	15,158	69

Cash and cash equivalents, beginning of period	4,069	411	-

Cash and cash equivalents, end of period	69	15,569	69

The accompanying notes are an integral part of these unaudited financial statements.

STARFLICK.COM INCORPORATED
(A Development Stage Company)
Notes to the Financial Statements
For the period from March 24, 2011 (Inception) to December 31, 2013
(Unaudited)

1.  DESCRIPTION OF BUSINESS AND PRESENTATION

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

3.  DUE TO RELATED PARTIES

Due to director

During the nine months ended December 31, 2013, the Company repaid $3,100 owed to the director.  As of December 31, 2013, the balance due to the director was $19,302.

Due to Black Rock Petroleum Company

During the nine months ended December 31, 2013, the Company formed Black Rock Petroleum Company and invested $1,209 for 100% ownership.

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

Plan of Operation

All of the information following is based upon estimates.  We are a startup company, or in other words, a company with a limited operating history, since our operations have been limited to incorporating Starflick.com; issuing stock to Zoltan Nagy, our sole officer and director; developing our business plan; began developing our website; reviewed films and film scripts; prepared our registration statement; and, completed our public offering.  Since then we have spent all of the money raised in our public offering.  As of December 31, 2013, we have $69 in cash and cash equivalents.  We cannot tell you when we will begin operations actual film production activities.

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

To become profitable and competitive, we have to produce and sell our films.  We are not seeking equity financing at the present time.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue operations.  Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on March 24, 2011 to December 31, 2013

During the period we incorporated the company, hired the attorney and hired the auditor for the preparation of this registration statement. We have prepared an internal business plan.  We have reserved the domain name “www.starflick.com.”  Our net loss since inception is $125,342.  We are a startup company, or in other words, a company with a limited operating history, since our operations have been limited to incorporating Starflick.com; issuing stock to Zoltan Nagy, our sole officer and director; developing our business plan; began developing our website; reviewed films and film scripts; prepared our registration statement; completed our public offering; and, spent all of the proceeds of our public offering.

We cannot tell you when we will begin operations actual film production activities because have no money to do so.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50.  And during the nine months ended December 31, 2012, we sold 1,042,500 shares for total proceeds of $104,250.  Since then, we have spent the $104,250.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended.  This was accounted for as a sale of common stock.  We also sold 1,042,500 shares pursuant to our registration statement.  The shares of common stock sold in our public offering.

As of December 31, 2013, our total assets were $1,278 and our total liabilities were $22,320.  As of December 31, 2013, we had cash of $69.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.            CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 21st day of February, 2014.

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