Form 10-K/A
period 2013-03-31
Starflick.com
filed 2014-04-25
CIK 1520592

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

REASON FOR AMENDMENT

We are amending Item 5 (Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities) of our Annual Report on Form 10-K for the fiscal year March 31, 2013 to correct the disclosure regarding the completion of our public offering.  No other changes have been made to our Form 10-K and this Amendment has not been updated to reflect events occurring subsequent to the filing of our Form 10-K.

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

Status of Our Public Offering

On March 29, 2012, our Form S-1 registration statement (SEC file no. 333-174833) was declared effective by the SEC. Pursuant to the S-1, we offered 1,000,000 shares minimum, 2,000,000 shares maximum at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  On December 20, 2012, we sold approximately 1,042,500 shares of common stock and raised $104,250.

PART IV

ITEM 15.                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	6/10/11	3.1

3.2	Bylaws.	S-1	6/10/11	3.2

14.1	Code of Ethics.	10-K	6/22/12	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	6/22/12	99.2

99.3	Disclosure Committee Charter.	10-K	6/22/12	99.3

101.INS	XBRL Instance Document.	10-K	7/01/13	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-K	7/01/13	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-K	7/01/13	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-K	7/01/13	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-K	7/01/13	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-K	7/01/13	101.PRE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of April, 2014.

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

Signature	Title	Date

ZOLTAN NAGY	President, Principal Executive Officer, Principal	April 24, 2014
Zoltan Nagy	Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	6/10/11	3.1

3.2	Bylaws.	S-1	6/10/11	3.2

14.1	Code of Ethics.	10-K	6/22/12	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	6/22/12	99.2

99.3	Disclosure Committee Charter.	10-K	6/22/12	99.3

101.INS	XBRL Instance Document.	10-K	7/01/13	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-K	7/01/13	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-K	7/01/13	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-K	7/01/13	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-K	7/01/13	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-K	7/01/13	101.PRE