Form 10-K
period 2014-03-31
Starflick.com
filed 2014-07-15
CIK 1520592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2014

Commission File Number:   00054745

STARFLICK.COM

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

1361 Peltier Drive

Point Roberts, Washington   98281

(Address of principal executive offices, including zip code.)

604-783-9664

registrant’s telephone number, including area code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2014: $.6,000,000.

As of June 30, 2014, 181,275,000 shares of the registrant’s common stock were outstanding.

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

The following is a breakdown of our proposed use of proceeds:

The table below sets forth the use of proceeds, if $100,000 or $200,000 of the offering is sold.

	$ 100,000	$ 200,000
Gross proceeds	$ 100,000	$ 200,000
Offering expenses	$ 30,000	$ 30,000
Net proceeds	$ 70,000	$ 170,000

The net proceeds will be used as follows:

Options to Acquire Screenplays and Film Rights	$ 5,000	$ 10,000
Screenplay and Film Rights	$ 5,000	$ 10,000
Pre-production costs	$ 7,000	$ 10,000
Production	$ 7,000	$ 19,434
Post-production costs	$ 6,000	$ 25,000
Digital camera	$ 10,000	$ 10,000
Marketing	$ 10,000	$ 40,000
Website	$ 10,000	$ 22,566
Working Capital	$ 10,000	$ 23,000

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

Results of operations

During the period June 30, 2013 through June 30, 2014,we have been continuing our pursuit of potential film and tv  production and possible joint ventures. Our web-site is currently being  redeveloped to reflect the demand of the continually changing landscape in media.

Liquidity and capital resources

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended.  This was accounted for as a sale of common stock.

As of March 31, 2014, our total assets were $105 and our total liabilities were $52,234 including of $33,864 owing to Zoltan Nagy, our sole officer and director for advances made by him on our behalf.  As of March 31, 2014, we had cash of $105.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

STARFLICK.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Starflick.com

Point Roberts, Washington

We have audited the accompanying consolidated balance sheets of Starflick.com (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Starflick.com as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP www.malone-bailey.com
Houston, Texas

July 10, 2014

STARFLICK.COM INCORPORATED
Consolidated Balance Sheets
as at March 31, 2014

	March 31,	March 31,
	2014	2013
	$	$
ASSETS

Current Assets
Cash and cash equivalents	105	4,069
TOTAL ASSETS	105	4,069

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	18,370	1,350
Due to related parties	33,864	11,996
TOTAL LIABILITIES	52,234	13,346

Stockholder's equity (Deficiency)
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
100,000,000 common shares, par value $0.00001

Issued and outstanding:
Nil preferred shares
6,042,500 common shares	60	60
Additional paid-in capital	103,031	104,240
Retained Deficit	(155,220)	(113,577)
TOTAL STOCKHOLDERS' DEFICIT	(52,129)	(9,277)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	105	4,069

The accompanying notes are an integral part of these financial statements.

STARFLICK.COM INCORPORATED
Consolidated Statements of Operations
For the Years Ended March 31, 2014 and 2013

	Year	Year
	Ended	Ended
	Mar 31,	Mar 31,
	2014	2013
	$	$
Expenses
Accounting and legal	38,395	20,460
Rent	1,000	-
Bank charges and interest	-	59
Compensation fees	-	21,619
Stock transfer management	2,248	20,000

Earnings (Loss) from operations	(41,643)	(62,138)

Net loss	(41,643)	62,138

Basic and diluted loss per share	(0.01)	(0.01)

Weighted average number of common shares outstanding
Basic and diluted	6,042,500	5,584,427

The accompanying notes are an integral part of these financial statements.

STARFLICK.COM INCORPORATED

Consolidated Statement of Stockholder's Equity (Deficiency)

For the Years Ended March 31, 2013 and 2014

	Preferred stock		Common stock		Additional paid-in	Share	Retained earnings	Total stockholder's equity
	Shares	Amount	Shares	Amount	capital	subscriptions	(deficit)	(deficiency)

Balance	-	$ -	5,000,000	$ 50	-	$ -	$ (51,439)	$ (51,389)
31-Mar-12

Issuance of	-	$ -	1,042,500	$ 10	$ 104,240	$ -	$ -	$ 104,250
1,042,500
common stock

Net Loss						$ -	$ (62,138)	$ (62,138)

Balance	-	$ -	6,042,500	$ 60	104,240	$ -	$ (113,577)	$ (9,277)
31-Mar-13

Net Loss						$ -	$ (41,643)	$ (41,643)

Acquisition of Black Rock Petroleum					(1,209)			(1,209)
Balance	-	$ -	6,042,500	$ 60	103,029	$ -	$ (155,220)	$ (52,129)

The accompanying notes are an integral part of these financial statements

STARFLICK.COM INCORPORATED
Consolidated Statements of Cash Flows
For the Years Ended March 31, 2014 and 2013

	Year	Year
	Ended	Ended
	Mar 31,	Mar 31,
	2014	2013
	$	$
Cash flows from operating activities

Net income (Loss)	(41,643)	(62,138)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment expense
Changes in non-cash working capital
Accounts payable and accrued liabilities	17,020	(10,066)
Net cash provided by (used in) operating activities	(24,623)	(72,204)

Cash flows from investing activities
Investments in subsidiaries	(1,209)	-
Net cash provided by (used in) investing activities	(1,209)	-

Cash flows from financing activities
Proceeds from issuance of stock	-	104,250
Due to related parties	21,868	(28,388)
Net cash provided by (used in) financing activities	21,868	75,862

Increase (Decrease) in cash and cash equivalents	(3,964)	3,658

Cash and cash equivalents, beginning of period	4,069	411

Cash and cash equivalents, end of period	105	4,069

The accompanying notes are an integral part of these financial statements.

STARFLICK.COM INCORPORATED

Notes to the Consolidated Financial Statements

For the Years Ended March 31, 2013 and 2014

1.  NATURE OF OPERATIONS

Starflick.Com Incorporated (“we”, “our”, the “Company”) is a business whose planned principal operations are the development of screen plays into low budget film/TV / web TV, and theatrical release dependant on success. The company is currently in negotiations with producers/directors for these developments. As of March 31, 2014 the Company has had no operating revenues to date.

2. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.   As shown in the accompanying financial statements, the Company has incurred a net loss of ($155,220) through March 31, 2014. The Company has sustained losses and additional equity financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. The Company has not generated any operating revenues to date. Furthermore, the Company’s existence is dependent upon management’s ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in United States dollars. The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiary Black Rock Petroleum Company formed in April 2013. All intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

As at December 31, 2014 cash and cash equivalents consist of only cash.

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

Loss per Share

Loss  per  share  is  computed  using  the  weighted  average  number  of shares outstanding during  the  period.  We have adopted ASC 260, "Earnings Per Share".  Diluted loss per share for year ended March 31, 2014 is equivalent to basic loss per share as there was no potential dilutive equity instrument.

Foreign Currency Transactions

The Company's functional currency is Canadian dollars and its reporting currency is the United States dollar.

The Company’s financial statements are translated from its functional currency, Canadian dollars, to the reporting currency, United States dollars, using the current rate method. Assets and liabilities are translated using the current rate in effect at the balance sheet date and revenues and expenses are translated at the average rate for the period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity. At March 31, 2014, the Company did not have any other comprehensive income (loss).

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  We did not grant any stock options during the period from March 24, 2011 (inception) to March 31, 2014.

Comprehensive Income

We adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  We are disclosing this information on our Statement of Stockholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  We have no elements of "other comprehensive income” as of March 31, 2014 and 2013.

Website Development Costs

Website development costs are for the development of the Company's Internet website.  These costs have been capitalized when acquired and installed, and will be amortized over its estimated useful life of three periods on a straight line basis.  The Company accounts for these costs in accordance with ASC 350, Intangibles, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.

Impairment of long-lived assets

The Company reviews the carrying value of its capitalized website costs annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value.  If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized.  An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset.  Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value.  Significant assumptions included the obtaining of the equity financing, anticipated expenses as projected, receipt of quality film scripts and film financing and production as described in the Form S-1 as amended.  No impairment charge was considered necessary in the initial period.

4. RECENT ACCOUNTING PRONOUNCEMENTS

The company has limited operations and is considered to be in the development stage. In the year ended March 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

5. DUE TO RELATED PARTIES

Due to director

During the period ended March 31, 2014, the director of the company paid for expenses to the amount of   10,273.

As at March 31, 2014 the balance due to director was $33,864.  The amount due to the director is unsecured, non-interest bearing and due on demand.

Due to Black Rock Petroleum Company

During the period ended March 31, 2014, the company purchased 120,850,000 common shares from Black Rock Petroleum Company for the amount of $1,209 for 100% control.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2014, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Threadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of March 31, 2014, the Company’s internal control over financial reporting was effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Zoltan Nagy	48	president, principal executive officer, principal financial
1361 Peltier Drive		officer, principal accounting officer, secretary, treasurer
Point Roberts, Washington 98281		and sole member of the board of directors

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

ITEM 11.

EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ending March 31, 2014 for our sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension
Value &
						Non-Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Zoltan Nagy	2012	0	0	0	0	0	0	0	0
President	2011	0	0	0	0	0	0	0	0

We have no employment agreements with our sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.  Further, no compensation has been paid subsequent to March 31, 2014.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Compensation of Directors

The sole member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to our directors. There are no contractual arrangements with our sole director. We have no director’s service contracts.  The following table sets forth compensation paid to our sole director from inception on March 24, 2011 to our year end on March 31, 2014.  Since that time we have not paid any compensation to Mr. Nagy either as an executive officer or as a director.

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

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase securities, or securities convertible into, our common stock. There is one holder of record for our common stock. The record holder is our sole officer and director, who own 5,000,000 restricted shares of our common stock.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On March 24, 2011, we issued a total of 5,000,000 shares of restricted common stock to Zoltan Nagy, our sole officer and director in consideration of $50.

Further, Mr. Nagy has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs.  As of March 31, 2014, Mr. Nagy advanced us $33,864 which was for expenses.  Currently, $32,654 is due on demand.  If Mr. Nagy advances us more than $30,000 for expenses, the amount in excess of the $30,000 will be reduced to a promissory note.  The promissory note will be payable from revenues from operations and not bear interest.  Mr. Nagy will be reimbursed for funds advanced for our public offering up to a maximum of $30,000.  There is no written agreement evidencing the advancement of funds by Mr. Nagy or the repayment of the funds to Mr. Nagy.  The entire transaction was oral.

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

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2014	$ 7,800	MaloneBailey, LLP
2013	$ 7,800	MaloneBailey, LLP

(2)

Audit-Related Fees

None.

(3)

Tax Fees

None.

(4)

All Other Fees

None.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of July, 2014.

STARFLICK.COM

BY:	/s/ Zoltan Nagy
Zoltan Nagy
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer, Principal	July 15, 2014
Zoltan Nagy	Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	6/10/11	3.1

3.2	Bylaws.	S-1	6/10/11	3.2

14.1	Code of Ethics.	10-K	6/22/12	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	6/22/12	99.2

99.3	Disclosure Committee Charter.	10-K	6/22/12	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X