Form 10-Q
period 2014-06-30
Starflick.com
filed 2014-08-19
CIK 1520592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-54745

STARFLICK.COM

(Exact name of registrant as specified in its charter)

Nevada

(State of incorporation)

1361 Peltier Drive

Point Roberts, Washington 98281

(Address of principal executive offices)

(604)-783-9664  Registrant's telephone number

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 12, 2014, there were 6,042,500shares of the registrant’s $0.00001 par value common stock issued and outstanding.

1

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3

	Balance Sheets - June 30, 2014 (unaudited) and March 31, 2014	3

	Statements of Operations - three months ended June 30, 2014 and 2013, (unaudited)	4

	Statements of Cash Flows - for the three months ended June 30, 2014 and 2013, (unaudited)	5

	Notes to the Financial Statements (unaudited)	6-8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.	7

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	7
		7
ITEM 4.	CONTROLS AND PROCEDURES.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.	8

ITEM 6.	EXHIBITS.	8

Signatures		10

Exhibit Index		11

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

STARFLICK.COM INCORPORATED

Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	March 31, 2014
	$	$
ASSETS
Current Assets
Cash and cash equivalents	70	105
Total Assets	70	105

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	36,407	18,370
Due to related parties	45,613	33,864
	82,020	52,234
Singular Stock holder
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
100,000,000 common shares, par value $0.00001

Issued and outstanding:
Nil preferred shares
6,042,500 common shares	60	60
Additional paid-in capital	103,152	103,031
Accumulated deficit	(185,162)	(155,220)
	(81,950)	(52,129)
	70	105

The accompanying notes are an integral part of these financial statements.

STARFLICK.COM INCORPORATED

Consolidated Statement of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30	June 30
	2014	2013
	$	$
Expenses
Accounting and legal	14,505	5,100
Stock transfer management	1,437	450
Rent	14,000
Earnings (Loss) from operations	(29,942)	(5,550)

Net loss and comprehensive loss for the year	(29,942)	(5,550)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	6,042,500	5,553,588

The accompanying notes are an integral part of these financial statements.

STARFLICK.COM INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30	June 30
	2014	2013

Cash flows from operating activities

Net Loss	(29,242)	(5,550)

Changes in non-cash working capital
Accounts payable and accrued liabilities	18,037	3,850
Cash used in operating actiities	(11,905)	(10,066)

Cash flows from financing activities
Due to related parties	11,870	(2,201)
Cash provided by (used) in financing activities	11,870	(2,201)

Increase (Decrease) in cash and cash equivalents	(35)	(3,901)

Cash and cash equivalents, beginning of period	105	4,069

Cash and cash equivalents, end of period	70	168

The accompanying notes are an integral part of these financial statements.

STARFLICK.COM INCORPORATED

Notes to the Consolidated Financial Statements

 (Unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Starflick.Com Incorporated the “Company”) was formed on March 24, 2011 with planned principal operations as an independent motion picture producer

Basis of Presentation

The accompanying unaudited condensed financial statements of Starflick.com (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods and for the period from the date of inception have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended March 31, 2014.

In the quarter ended June 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

2.  GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $29,242 through June 30, 2014. The Company has not generated any operating revenues to date and existence is dependent upon management’s ability to develop profitable operations. These conditions raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

3.  DUE TO RELATED PARTIES

Due to director

During the three months ended June 30, 2014, the Company incurred $8,652 of legal and accounting expense and $5,437 in costs paid by the sole director of the company.

As at June 30, 2014 the balance due to director was $45,613. The amount due to the director is unsecured, non-interest bearing and due on demand.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

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

Results of operations

Business Overview

 During the quarter the company signed a contract with Triton Films (www.tritonfilms.net)of Vancouver, B.C to produce 7 proof of concept trailers to be marketed and sold to Major Fidevelopinglm Studios. The contract is for two years and for a budget of $100,000 US funded privately.     Our net loss since inception is $89,431.  We are a startup company, or in other words, a company with a limited operating history.  Zoltan Nagy, our sole officer and director; developing our business, developing our website; reviewing films and film scripts.

We intend to shoot our first trailer called Zero Day with Casper Van Dien within the next 30 days.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50. And during the nine months ended December 31, 2012, we sold 1,042,500 shares for total proceeds of $104,250.

Operations

Liquidity and capital resources

As of the date of our last quarter, we have yet to generate any revenues from our business operations.

As of June 30, 2014 our total assets were $70 in cash and our total liabilities were $82,020.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June,30,2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of August, 2014.

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