Form 10-Q
period 2014-09-30
Starflick.com
filed 2014-11-18
CIK 1520592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-54745

STARFLICK.COM
(Exact name of registrant as specified in its charter)

Nevada
(State of incorporation)

1361 Peltier Drive
Point Roberts, Washington 98281
(Address of principal executive offices)

(360) 303-9500
(Registrant's telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]     NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 12, 2014, there were 6,042,500 shares of the registrant's $0.00001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS.

STARFLICK.COM INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	September 30	March 31
	2014	2014

ASSETS

Current Assets

Cash and cash equivalents	$70	$105
Total current assets	70	105

TOTAL ASSETS	$70	$105

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities

Accounts payable and accrued liabilities	$24,487	$18,370
Due to related parties	59,058	33,864
Total current liabilities	83,545	52,234

TOTAL LIABILITIES	$83,545	$52,234

Stockholder's Equity (Deficit)

Share capital
Authorized: 100,000,000 preferred shares, par value $0.00001 100,000,000 common shares, par value $0.00001
Issued and outstanding: Nil preferred shares 6,042,500 common shares	60	60
Additional paid-in capital	103,031	103,031
Accumulated deficit	(186,566)	(155,220)
Total stockholder's equity (deficit)	(83,475)	(52,129)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$70	$105

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STARFLICK.COM INCORPORATED
Consolidated Statement of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30	September 30	September 30	September 30
	2014	2013	2014	2013
	$	$	$	$

Expenses

Accounting and legal	13,739	1,750	22,517	6,850
Filing and registration	475	499	917	-
Stock transfer management	917	-	1,912	949
Rent	3,000	-	6,000

Earnings (Loss) from operations	(18,131)	(2,249)	(31,346)	(7,799)

Net loss	(18,131)	(2,249)	(31,346)	(7,799)

Basic and diluted loss per share	(0.00)	(0.00)	(0.01)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	6,042,500	5,553,588	6,042,500	5,553,588

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STARFLICK.COM INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30	September 30
	2014	2013

Cash flows from operating activities

Net income (Loss)	(31,346)	(7,799)

Changes in non-cash working capital
Accounts payable and accrued liabilities	6,117	(800)
	(25,229)	(8,599)

Cash flows from financial activities
Due to related parties	25,194	4,599
	25,194	4,599

Increase (Decrease) in cash and cash equivalents	(35)	(4,000)

Cash and cash equivalents, beginning of period	105	4,069

Cash and cash equivalents, end of period	70	69

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STARFLICK.COM INCORPORATED
Notes to the Consolidated Financial Statements
(Unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Starflick.Com Incorporated the "Company") was formed on March 24, 2011 with planned principal operations as an independent motion picture producer.

The accompanying unaudited condensed financial statements of Starflick.com (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods and for the period from the date of inception have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended March 31, 2014.

In the quarter ended September 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage. We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

2.   GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $31,346 through September 30, 2014. The Company has not generated any operating revenues to date and existence is dependent upon management's ability to develop profitable operations. These conditions raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

3.   DUE TO RELATED PARTIES

Due to director

During the six months ended September 30, 2014, the Company incurred $22,517 of legal and accounting expense, $6,000 for rent, $1,912 for stock transfer management and $917 for filing and registration fees of which $6,153 in costs were paid by the sole director of the company.

As at September 30, 2014, the balance due to director was $59,058. The amount due to the director is unsecured, non-interest bearing and due on demand.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of operations

From Inception on March 24, 2011 to September 30, 2014

During the period we incorporated the company, hired the attorney and hired the auditor for the preparation of this registration statement. We have prepared an internal business plan.  We have reserved the domain name "www.starflick.com."  Our net loss since inception is $186,566.  We are a startup company, or in other words, a company with a limited operating history, since our operations have been limited to incorporating Starflick.com; issuing stock to Zoltan Nagy, our sole officer and director; developing our business plan; began developing our website; reviewed films and film scripts; prepared our registration statement; completed our public offering; and, spent all of the proceeds of our public offering.

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

As of September 30, 2014, our total assets were $70 and our total liabilities were $83,545.  As of September 30, 2014, we had cash of $70.

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 18th day of November, 2014.

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