Form 10-Q
period 2014-12-31
Starflick.com
filed 2015-02-23
CIK 1520592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-54745

STARFLICK.COM
(Exact name of registrant as specified in its charter)

Nevada
(State of incorporation)

1361 Peltier Drive
Point Roberts, Washington 98281
(Address of principal executive offices)

(403) 397-3035
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 20, 2015, there were 6,042,500 shares of the registrant's $0.00001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

STARFLICK.COM INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	Dec 31	Mar 31
	2014	2014

ASSETS

Current Assets

Cash and cash equivalents	$70	$105
	70	105

	$70	$105

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities

Accounts payable and accrued liabilities	$32,009	$18,370
Due to related parties	64,496	33,864
Total current liabilities	96,505	52,234
TOTAL LIABILITIES	96,505	52,234

Stockholder's Equity (Deficit)

Share capital
Authorized: 100,000,000 preferred shares, par value $0.00001 100,000,000 common shares, par value $0.00001
Issued and outstanding: Nil preferred shares 6,042,500 common shares	60	60

Additional paid-in capital	103,031	103,031
Accumulated deficit	(199,526)	(155,220)
Total stockholder's equity (deficit)	(96,435)	(52,129)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$70	$105

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STARFLICK.COM INCORPORATED
Consolidated Statement of Operations
(Unaudited)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	Dec 31	Dec 31	Dec 31	Dec 31
	2014	2013	2014	2013
	$	$	$	$
Expenses
Accounting and legal	30,340	9,942	7,823	3,092
Filing and registration	917	-	-	-
Rent	9,000	-	3,000	-
Stock transfer management	4,049	1,823	2,137	874

Earnings (Loss) from operations	(44,306)	(11,765)	(12,960)	(3,966)

Net loss and comprehensive loss for the year	(44,306)	(11,765)	(12,960)	(3,966)

Basic and diluted loss per share	(0.01)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	6,042,500	6,042,500	6,042,500	6,042,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STARFLICK.COM INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Dec 31	Dec 31
	2014	2013
	$	$

Cash flows from operating activities

Net income (Loss)	(44,306)	(11,765)

Changes in non-cash working capital
Accounts payable – related party		10,406
Accounts payable and accrued liabilities	13,639	1,668
Cash provided by (used) in operating activities	(30,667)	309

Cash flows from investing activities
Investment in subsidiary	-	(1,209)
Cash provided by (used) in investing activities	-	(1,209)

Cash flows from financial activities
Due to related parties	30,632	(3,100)
Cash provided by (used) in financial activities	30,632	(3,100)

Increase (Decrease) in cash and cash equivalents	(35)	(4,000)

Cash and cash equivalents, beginning of period	105	4,069

Cash and cash equivalents, end of period	70	69

Supplemental cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STARFLICK.COM INCORPORATED
Notes to the Consolidated Financial Statements
(Unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Starflick.Com Incorporated the "Company") was formed on March 24, 2011 with planned principal operations as an independent motion picture producer. Black Rock Petroleum Company is consolidated with Starflick.com Inc. It is a start-up stage company that is currently pursing oil/gas properties to lease and develop.

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

In the quarter ended December 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

2.   GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $44,306 through December  31, 2014. The Company has not generated any operating revenues to date and existence is dependent upon management's ability to develop profitable operations. These conditions raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

3.   DUE TO RELATED PARTIES

Due to director

During the nine months ended December 31, 2014, the Company incurred $30,340 of legal and accounting expense, $9,000 for rent, $4,966 for stock transfer and filing fees, of which $30,632 in costs were paid by the sole director of the company.

As at December 31, 2014 the balance due to director was $64,496. The amount due to the director is unsecured, non-interest bearing and due on demand.

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

Plan of Operation

All of the information following is based upon estimates.  We are a startup company, or in other words, a company with a limited operating history, since our operations have been limited to incorporating Starflick.com; issuing stock to Zoltan Nagy, our sole officer and director; developing our business plan; began developing our website; reviewed films and film scripts; prepared our registration statement; and, completed our public offering.  Since then we have spent all of the money raised in our public offering.  As of December 31, 2014, we have $70 in cash and cash equivalents.  We cannot tell you when we will begin operations actual film production activities.

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

Results of operations

From Inception on March 24, 2011 to December 31, 2014

During the period we incorporated the company, hired the attorney and hired the auditor for the preparation of this registration statement. We have prepared an internal business plan.  We have reserved the domain name "www.starflick.com."  Our net loss since inception is $199,526.  We are a startup company, or in other words, a company with a limited operating history, since our operations have been limited to incorporating Starflick.com; issuing stock to Zoltan Nagy, our sole officer and director; developing our business plan; began developing our website; reviewed films and film scripts; prepared our registration statement; completed our public offering; and, spent all of the proceeds of our public offering.

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

As of December 31, 2014, our total assets were $70 and our total liabilities were $96,505.  As of December 31, 2014, we had cash of $70.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of February, 2015.

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