Form 10-K
period 2015-03-31
Starflick.com
filed 2015-07-29
CIK 1520592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2015

Commission File Number:   000-54745

STARFLICK.COM

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

1361 Peltier Drive

Point Roberts, Washington   98281

(Address of principal executive offices, including zip code.)

(403) 397-3035

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	COMMON STOCK

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if a smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2014: $0.20.

As of July 29, 2015, 181,275,000 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.

BUSINESS.

General

We were incorporated in the State of Nevada on March 24, 2011. We are a start-up stage independent motion picture producer.  We have not generated any revenues and the only operations are organizational matters, planning our website and developing our business plan.

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

*

CD quality digital sound recording;

*

the ability to use a high speed connection to transmit video and audio digitally in and out of a computer or another DV device, avoiding any loss of quality with transfers and copies; and,

*

affordable, desktop or laptop computer-based editing systems.

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

*

up to eight tracks of digital audio, each with as many as eight channels which can be used to encode multiple languages, voice-overs, etc.;

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

*

compact size that is easy to handle, store, and ship; and,

*

replication that is cheaper than tapes.

DVD Production

DVD production is part of post-production activities and has two basic phases: development and replication.

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

PART II

ITEM 5.

MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock commenced trading on the over-the-counter Bulletin Board.  It currently trades under the symbol “STFK”.  Following is a table of the high bid price and the low bid price for each quarter during the last two years.

Fiscal Year – 2015	High Bid	Low Bid
First Quarter, Ending June 30, 2014	$0.25	$0.25
Second Quarter, Ending September 30, 2014	$0.16	$0.16
Third Quarter, Ending December 31, 2014	$0.08	$0.08
Fourth Quarter, Ending March 31, 2015	$0.10	$0.10

Fiscal Year – 2014	High Bid	Low bid
First Quarter, Ending June 30, 2013	$0.90	$0.90
Second Quarter, Ending September 30, 2013	$0.90	$0.90
Third Quarter, Ending December 31, 2013	$0.90	$0.90
Fourth Quarter, Ending March 31, 2014	$0.90	$0.90

Holders

There are 50 holders of record for our common stock.  There are a total of 181,275,000 shares of common stock outstanding.

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

Common Stock

Our original authorized shares of common stock were 100,000,000 with a par value of $0.00001 per share.  Recently, we declared a stock dividend of 29 additional shares of common stock for each one share of common stock outstanding.  This resulted in the issuance of 175,232,500 shares of common stock or an over issuance of 75,232,500 shares of common stock which were not authorized by our articles of incorporation. The 75,232,500 shares  were void as a matter of law and have no rights.  Mr. Nagy, our president and controlling shareholder executed a consent as holder of a majority of the voting power to increase the authorized shares of common stock from 100,000,000 shares to 300,000,000 shares and followed that with the filing of amended articles of incorporation with the Nevada Secretary of State increasing the authorized shares of common stock.  The filing was accepted by the Nevada Secretary of State on July 21,2015 and as a result the shares issued in the overissuance, as of July 21, 2015 were duly authorized, validly issued and non-assessable, howeverwe failed to comply with Section 14C of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the in that we did not file a preliminary information statement and definitive information statement explaining the shareholder action and failed to distribute the same to our shareholders.  Until we file the preliminary and definitive information statement, certain beneficial provisions of the Exchange Act will be unavailable to us, including but not limited to the inability to use a Form S-3 registration statement.

The holders of our common stock:

*	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;
*	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
*	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
*	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

We refer you to our Articles of Incorporation, Bylaws and the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of our securities.

Preferred Stock

We are authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001 per share. The terms of the preferred shares are at the discretion of the board of directors. Currently no preferred shares are issued and outstanding.

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

Plan of Operation

All of the information following is based upon estimates.  We are a startup company, or in other words, a company with a limited operating history, since our operations have been limited to incorporating Starflick.com; issuing stock to Zoltan Nagy, our sole officer and director; developing our business plan; began developing our website; and, reviewed films and film scripts. We cannot tell you when we will begin operations actual film production activities because actual film production activities are conditioned upon having sufficent capital to produce the.  We will not take any steps to acquire one or more options to acquire film rights or to acquire a screenplay until we have completed our public offering and raised at least the minimum offering proceeds.

We plan to produce one film.  If we are able after completing the production of our first film, we plan to produce more films.  The terms and conditions for subsequent films have not been considered at this time, but will only be considered on examination of the results of our first film.  There is no assurance we will ever produce a subsequent film. The budget for our first film will be between $70,000 and $170,000~~.~~  It will be based on the first screenplay we purchase. Each amount was determined exclusively by Zoltan Nagy, our president, based upon his personal experiences in the production of films.  Mr. Nagy’s experience is limited and accordingly, the estimates may not be accurate.

Since our inception, we have taken the following material steps in order to begin our operations:

1.

Incorporated Starflick.com

2.

Issued stock to Zoltan Nagy, our sole officer and director.

3.

Developed our business plan.

4.

Began development of our website.

5.

Reviewed films and film scripts.

6.

Prepared our registration statement and filed it with the SEC.

We have not purchased any scripts or produced any films.

We currently do not have sufficient funds to produce any films.

Currently, we conduct our operations from the home of our sole officer and director on a rent free basis.

We estimate that the total process of producing our first film will take two years at a cost of $70,000 to $170,000.

Our website, located on the Internet at www.starflick.com is being developed.  We believe that our website will be fully operational soon.

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

We intended to purchase our digital camera immediately upon the conclusion of our public offering, however we did not do so.  We still need to purchase the digital camera in order to beging production of our first film.

We intend to be very selective when choosing existing screenplays to develop.  They must appeal to a mass audience with a rating of PG, PG-13 or R, and should be within the genres of suspense, drama or comedy.  Mr. Nagy will determine, on our behalf, if a screenplay will appeal to a mass audience.  His determination will be based on his life experiences, his previous limited experience in the movie industry, and his personal tastes.  No screenplay that we select or develop will require more than three main characters, five minor characters, and fifteen bit characters.  Scripts cannot require more than 150 extras throughout the entire production, or more than 80 extras in any single scene.  Stories should take place between 35-42 different locations, but production must be limited to no more than 10-20 physical locations.  Scenes must be limited to 16-21 interior and 14-18 exterior, with approximately 80% synchronous sound.  Synchronous sounds are those sounds which are synchronized or matched with what   is viewed. For example:  If the film portrays a character playing the piano, the sounds of the piano are projected. We will not consider any scripts that require more than two special effects scenes, location scenes involving experienced actors, staff or crew travel or per diems, futuristic or period sets, props or wardrobe.  Mr. Nagy will make decisions relating to existing screenplays by consulting with other individuals in the film industry who have experience is such matters.  As of the date of this prospectus, Mr. Nagy has not selected any individuals to consult with in the future.  We do not anticipate any costs for consulting with the aforementioned individuals.

Again, we do not have sufficient funds to purchase a script or screen rights to any films.

Our pre-production costs have been estimated between $7,000 and $10,000.  We believe that generally, low budget actors, directors, and cast usually will work for free with the idea that if the film is successful, they will use it as a reference for paying roles in future films.  We are aware that the cost of producing and distributing filmed entertainment has increased substantially in recent years. This is due, among other things, to the increasing demands of creative actors, directors, screenwriters, and film crews as well as industry-wide collective bargaining agreements.  If our budget allows for it, they may receive between $200 and $500 per day for non-union persons or they can sign a waiver of the union fees.  Fees generated from the sale of the film or from film receipts can also be paid to a participant.

We need $70,000 to produce one motion picture.  Currently, we have insufficient funds to produce any films.  There is no guarantee that we will be able to produce our first film, even if we raise the minimum amount of our public offering.  It is our belief that the pre-production, production, and post-production cost can run as little as $20,000 with most of the participants working for the experience and intending to use the results of the film as a stepping stone to paying positions.  Pre-production costs for motion pictures include legal fees, screenplay revisions and consulting fees resulting from the creation of business plans, budgets and shooting schedules.  In production, the video production/film is created and shot. In post-production, the video/film is assembled, edited and distributed.  The cost of applying for grants is approximately $500.  We anticipate that it will take a further three months to complete pre-production of the motion picture once we have obtained our financing.

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

In post-production, the video/film is assembled, edited and distributed.  The film is then released to cinemas or, to consumer media (DVD, VCD, VHS, Blu-ray) or direct download from a provider. We have allocated between $6,000 and $25,000 for post-production activities.  Post-production will take approximately six months. Our initial film will cost between $70,000 and $170,000 to produce. Again, we do not have sufficient funds to conduct any post-production operations.

We will not earn revenue from the production of a motion picture unless we sell or license our film to a distributor.  If we sell or license the right to distribute a film, we are paid a commission on the sale of each film by the purchaser or licensee.  As such, effective agreements will be critical to our economic success. We have not as yet negotiated agreements for the distribution of our films.  We will attempt to pre-sell to film vendors, the right to sell our films during the pre-production stage in order to obtain additional financing for our motion pictures.  If we are unsuccessful in pre-selling distribution rights, we will be required to obtain a distribution deal after post-production.  We intend to market our films through personal contacts of our officer, and through a film representation company.  We expect that the cost of retaining a film representation company will be $2,500 per film.  If we are unable to pre-sell the right to distribute our films or if we are unable to retain a film representative to sell the rights to distribute films, we will not distribute the film in the particular country.   Again, we own no films or scripts or the rights to any films or scripts.

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

Our Internet site will offer our motion pictures for sale to the Internet consumer on DVD.  We believe that by selling the DVDs of our films on the Internet, we can circumnavigate the traditional methods of film distribution: theatrical release, video rental, and television.  We believe that with a proper marketing campaign, our Internet sites can develop into an effective means to distribute our motion pictures.

We will not be conducting any research.  We are not going to buy or sell any plant or significant equipment during the next twelve months other than our digital camera.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations.  If we cease operations, we do not know what we will do and we do not have any plans to do anything.

Milestones

Over the next six months, we plan to update our website and add significantly more content.

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

Results of operations

During the period June 30, 2014 through June 30, 2015, we have been continuing our pursuit of potential film and TV production and possible joint ventures. Our web-site is currently being redeveloped to reflect the demand of the continually changing landscape in media.  We are negotiating with another company to acquire their assets and content.

Liquidity and capital resources

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended.  This was accounted for as a sale of common stock.

As of March 31, 2015, our total assets were $1,505 and our total liabilities were $46,708 including of $37,970 owing to Zoltan Nagy, our sole officer and director for advances made by him on our behalf.  As of March 31, 2015, we had cash and cash equivalents of $1,505.

Stock Dividend

During the year ended March 31, 2015, we declared a 29 for 1 stock dividend.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

STARFLICK.COM

To the Board of Directors of

Starflick.com

Point Roberts, Washington

We have audited the accompanying balance sheets of Starflick.com. (the “Company”) as of March 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended March 31, 2015 and March 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Starflick.com as of March 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended March 31, 2015 and March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and negative operating cash flows which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 29, 2015

STARFLICK.COM INCORPORATED

Balance Sheets

	Mar 31	Mar 31
	2015	2014
	$	$
ASSETS

Current Assets
Cash and cash equivalents	1,505	5
Total current assets	1,505	5
TOTAL ASSETS	1,505	5

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	8,738	5,720
Due to related parties	37,970	19,555
Total current liabilities	46,708	25,275
TOTAL LIABILITIES	46,708	25,275

Stockholders’ equity (Deficiency)
Share capital
Authorized; 100,000,000, preferred shares, par value $0.00001 200,000,000, common shares, par value $0.00001 Issued and outstanding: Nil preferred shares 181,275,000 common shares	1,813	1,813

Additional paid-in capital	101,278	101,278

Accumulated deficit	(148,294)	(129,570)
Total Stockholders’ equity (deficit)	(45,203)	(26,479)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	1,505	5

The accompanying notes are an integral part of these financial statements.

STARFLICK.COM INCORPORATED

Statements of Operations

	Year	Year
	Ended	Ended
	Mar 31	Mar 31
	2015	2014
	$	$
Expenses
Accounting and legal	15,893	13,745
Office expenses	64	-
Stock transfer management	2,767	2,248

Earnings (Loss) from operations	(18,724)	(15,993)

Net loss	(18,724)	(15,993)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	181,275,000	181,275,000

The accompanying notes are an integral part of these financial statements.

STARFLICK.COM INCORPORATED

Statement of Stockholder's Equity (Deficiency)

											Total
								Additional			stockholder's
	Preferred stock			Common stock				paid-in		Accumulated	Equity
	Shares		Amount	Shares		Amount		capital		(deficit)	(deficiency)

Balance March 31, 2013	-		$-	181,275,000		$1,813		$102,487		$(113,577)	$(9,277)

Spin off of Black Rock Petroleum Co.	-	$			$			$(1,209)	$		$(1,209)
Net Loss	-	$			$		$			$(15,993)	$(15,993)

Balance March 31, 2014	-			$181,275,000		$1,813		$101,278		$(129,570)	$(26,479)

Net Loss	-		$-	-		$-		$-		$(18,724)	$(18,724)

Balance Mar 31, 2015	-			$181,275,000		$1,813		$101,278		$(148,294)	$(45,203)

The accompanying notes are an integral part of these financial statements.

STARFLICK.COM INCORPORATED

Statement of Cash Flows

	Year	Year
	Ended	Ended
	Mar 31	Mar 31
	2015	2014
	$	$
Cash flows from operating activities

Net income (Loss)	(18,724)	(15,993)

Changes in non-cash working capital
Accounts payable and accrued liabilities	3,018	4,370
Net cash used in operating activities	(15,706)	(11,623)

Cash flows from financing activities
Due to related parties	17,206	7,559
Net cash used in financing activities	17,206	7,559

Increase (Decrease) in cash and cash equivalents	1,500	(4,064)

Cash and cash equivalents, beginning of period	5	4,069

Cash and cash equivalents, end of period	1,505	5

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	-	-

Cash paid for income taxes	-	-

The accompanying notes are an integral part of these financial statements.

STARFLICK.COM INCORPORATED

Notes to the Financial Statements

1.

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Starflick.Com Incorporated the “Company”) was formed on March 24, 2011 with planned principal operations as an independent motion picture producer

In late 2014, the Company has revised its business plan to incorporate establishing partnerships and affiliates with companies in the movie and entertainment industry.

In the first quarter of 2015, the Company has been active to establish business relationships with movie distributors, resellers. The Company business plan has been expanded to search for movie distribution channels so that the Company may produce a subscription-based service for customers to view unique independent filmmaker movies.

Starflick.com’s management has been active to pursue funding and to establish working relationships with third party vendors, distributors and digital entertainment media resellers in the current year. From the actions of the president, opportunities to purchase or lease digital entertainment media have been realized. In the first quarter of 2016, a proposed agreement has been issued with a vendor, Giddy Up Productions, to license its rich media consisting of three thousand (3,000) unique films for redistribution and re-broadcasting via digital IPTV and or streaming Internet channels. The media set of 3000 movies roughly equates to 180,000 minutes of unique entertainment video. Upon accepting the agreement with Giddy Up, Giddy Up shall deliver the content to Starflick.com, at which point starflick.com will be authorized to use the content.  The business plan for this agreement is to charge subscription fees to customers to access this unique rich media. Concurrently, IT infrastructure planning needs to be conducted to facilitate the streaming media so that it can handle high-capacity bandwidth upload. There shall be need to be business relationships with third party IT consultants and hardware vendors to purchase and/or lease software programming and computer hardware.

2.

GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $18,724 through March 31, 2015. The Company has not generated any operating revenues to date and existence is dependent upon management’s ability to develop profitable operations. These conditions raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

3.

SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

As at March 31, 2015 cash and cash equivalents consist of cash equivalents. Cash equivalents are highly liquid investments with an original maturity of three months or less.

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

Capital Stock – share structure

The corporation’s articles pertaining to Stock has been amended as of July 16, 2015 to increase the authorized capital stock to 300,000,000 shares of common stock having par value of $0.00001 per   share. The amendment was made and approved by the Company’s Board of Directors on July 15, 2015. The Board of Directors have 83.3% of common stock which have 83.3% voting in favor of this amendment. The corporation’s articles pertaining to Stock has been amended as of July 21, 2015 to keep the authorized capital stock to 100,000,000 shares of preferred stock having par value of  $0.00001 per share.  The Board of Directors have 83.3% of common stock which have 83.3% voting in favor in keeping the preferred stock to 100,000,000 shares.

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

Comprehensive Income

We adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  We are disclosing this information on our Statement of Stockholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  We have no elements of "other comprehensive income” from March 24, 2011 (inception) to December 31, 2014.

4.

DUE TO RELATED PARTIES

Due to director

During the year ended March 31, 2015, the Company incurred $15,893 of legal and accounting expense, $2,767 for stock transfer and filing fees, of which $17,206 in costs were paid by the sole director of the company.

An additional $1,209 due to services relating to the Black Rock spinoff was paid by the sole director of the Company.

An additional $1,250 due to MaloneBailey for accounting services was paid by the sole director of the Company.

As at March 31, 2015 the balance due to director was $36,761. The amount due to the director is unsecured, non-interest bearing and due on demand.

5.

COMPARATIVE FIGURES

Thirty-for-one Split

During the year ended March 31, 2015, there was a thirty-for-one stock split in the Company’s stocks as shown on the balance sheets. The stock split is reflected retroactively.

SAB 108: Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In previous filings, the operations of Black Rock Petroleum Co were consolidated after the entity was spun off to our shareholders.  As a result accounts such as Due to related parties and Accounts payable and accrued liabilities in the Balance Sheets were shown as combined even though they should not have been. As a result, the total liabilities' sum was larger by this nominal amount.  This does not affect the Stockholder equity, nor change any forecast or outlook of the fiscal health of the company, nor influence any actions or inactions nor affect carrying out the Company's business plan. In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting period affected. However, if the adjustments to correct the cumulative effect of the above error had been recorded, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for the financial statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the periods ended to March 31, 2015 and 2014, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Threadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of March 31, 2015, the Company’s internal control over financial reporting are not effective for the reasons: (1) limited or lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function (2) No independent directors

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)

Zoltan Nagy 1361 Peltier Drive Point Roberts, Washington 98281	49	president, principal executive officer, principal financial officer, principal accounting officer, secretary, treasurer and sole member of the board of directors

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of Our Sole Officer and Director

Since March 24, 2011, Zoltan Nagy has been our president, secretary, treasurer, principal financial officer, principal accounting officer and sole member of our board of directors.  Since April 24, 2013, Mr. Nagy has been the president, secretary, treasurer, principal financial officer, principal accounting officer and sole member of our board of directors of Black Rock Petroleum Company.  Black Rock Petroleum is a Nevada corporation engaged in the business of oil and gas exploration stage and distributor of oil field equipment.  From August 30, 2007 to April 27, 2011, Mr. Nagy has been president, chief executive officer, treasurer, secretary and a director of Raptor Technology Group, Inc., a Nevada corporation whose common stock is traded on the Bulletin Board under the symbol RAPT.  Raptor Technology Group, Inc. is engaged in the business of fabrication of equipment.  On October 10, 2014, Raptor’s Exchange Act registration was revoked by the SEC.

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

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.2 to our report on Form 10-K filed on June 22, 2012 with the Securities and Exchange Commission.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 to our report on Form 10-K filed on June 22, 2012 with the Securities and Exchange Commission.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as Exhibit 99.3 to our report on Form 10-K filed on June 22, 2012 with the Securities and Exchange Commission.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a)

forms they file. Based on our examination of Form 3 and 4 filed with the SEC, Zoltan Nagy, our sole officer and director failed to report the receipt of 145,000,000 restricted shares of our common stock as a result of a stock dividend.  We are only authorized to issue 100,000,000 shares of common stock.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ending March 31, 2015 for our sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (S)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Zoltan Nagy	2015	0	0	0	0	0	0	0	0
President	2014	0	0	0	0	0	0	0	0

We have no employment agreements with our sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.  Further, no compensation has been paid subsequent to March 31, 2015.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Compensation of Directors

The sole member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to our directors. There are no contractual arrangements with our sole director. We have no director’s service contracts.  The following table sets forth compensation paid to our sole director for our year end on March 31, 2015.  Since that time we have not paid any compensation to Mr. Nagy either as an executive officer or as a director.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Zoltan Nagy	0	0	0	0	0	0	0

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

Name and Address Beneficial Ownership [1]	Number of Shares	Percentage of Ownership

Zoltan Nagy 1361 Peltier Drive Point Roberts, WA 98281	150,001,200[2][3]	82.75%

All Officers and Directors as a Group (1 person)	150,001,200[2][3]	82.75%

[1]

The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Nagy is the only “promoter” of our company.

[2]

We are only authorized to issue 100,000,000 shares of common stock.

[3]

Beyond this quarter, as of July 21, 2015, the authorized common stock has been increased to 300,000,000 and was filed with the State of Nevada.

Thirty for One Split

During the year ended March 31, 2015, there was a 29 for 1 stock dividend.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On March 24, 2011, we issued a total of 5,000,000 shares of restricted common stock to Zoltan Nagy, our sole officer and director in consideration of $50.

In 2015, Mr. Nagy had meetings with movie distributors to source new independent films. Flights and other transportation to conduct business has been paid by Mr. Nagy.    In 2015, Mr. Nagy had been verifying a particular vendor’s suite of independent films and streaming media infrastructure to purchase and/or lease. These activities are part of the revised amended business plan of the Company. Monies and time have been used to validate the authenticity of the particular vendor, and an IT firm’s consultants were hired to verify the robustness of the technical infrastructure. These actions are conducted for the purpose of inspecting the possibility of purchasing the particular vendor’s entire suite of movies and IT operation concerning the movie streaming.

Further, Mr. Nagy has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs.  As of March 31, 2015, Mr. Nagy advanced us $33,864 which was for expenses.  Currently, $32,654 is due on demand.  If Mr. Nagy advances us more than $30,000 for expenses, the amount in excess of the $30,000 will be reduced to a promissory note.  The promissory note will be payable from revenues from operations and non-interest bearing.  Mr. Nagy will be reimbursed for funds advanced for our public offering up to a maximum of $30,000.  There is no written agreement evidencing the advancement of funds by Mr. Nagy or the repayment of the funds to Mr. Nagy.  The entire transaction was oral.

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

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2015	$7,800	MaloneBailey, LLP
2014	$7,800	MaloneBailey, LLP

The corporation’s articles pertaining to Stock has been amended as of July 16, 2015 to increase the authorized capital stock to 300,000,000 shares of common stock having par value of $0.00001 per share. The amendment was made and approved by the Company’s Board of Directors on July 15, 2015. The Board of Directors have 83.3% of common stock which have 83.3% voting in favor of   this amendment. The corporation’s articles pertaining to Stock has been amended as of July 16, 2015 to keep the authorized capital stock to 100,000,000 shares of preferred stock having par value of   $0.00001 per share.  The Board of Directors have 83.3% of common stock which have 83.3% voting in favor in keeping the preferred stock to 100,000,000 shares.

$1,209 is due to the related party, Black Rock. The $1,209 is incorporated in the Additional paid-in capital

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of July, 2015.

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

Signature	Title	Date

ZOLTAN NAGY	President, Principal Executive Officer, Principal	July 29, 2015
Zoltan Nagy	Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	6/10/11	3.1

3.2	Bylaws.	S-1	6/10/11	3.2

14.1	Code of Ethics.	10-K	6/22/12	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	6/22/12	99.2

99.3	Disclosure Committee Charter.	10-K	6/22/12	99.3

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.