Form 10-Q
period 2015-06-30
Starflick.com
filed 2015-08-12
CIK 1520592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30,2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-54745

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

As of August 11, 2015, there were 181,275,000 shares of the registrant's $0.00001 par value common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

STARFLICK.COM INCORPORATED
Balance Sheets
(Unaudited)

	June 30	Mar 31
	2015	2015
	$	$
ASSETS

Current Assets
Cash and cash equivalents	1	1,505
Total current assets	1	1,505
TOTAL ASSETS	1	1,505
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	6,246	8,738
Due to related parties	41,111	37,970
Total current liabilities	47,357	46,708

TOTAL LIABILITIES	47,357	46,708
Stockholder's equity (Deficiency)
Share capital
Authorized: 100,000,000 preferred shares, par value $0.00001 300,000,000 common shares, par value $0.00001 Issued and outstanding: Nil preferred shares 181,275,000 common shares	1,813	1,813
Additional paid-in capital	101,278	101,278

Accumulated deficit	(150,447)	(148,294)
Total stockholders' equity (deficit)	(47,356)	(45,203)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	1	1,505

The accompanying notes are an integral part of these unaudited financial statements.

STARFLICK.COM INCORPORATED
Statement of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30	June 30
	2015	2014
	$	$
Expenses
Accounting and legal	1,408	3,236
Stock transfer management	745	750

Loss from operations	(2,153)	(3,986)
Net loss	(2,153)	(3,986)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	181,275,000	181,275,000

The accompanying notes are an integral part of these unaudited financial statements.

STARFLICK.COM INCORPORATED
Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30	June 30
	2015	2014
	$	$
Cash flows from operating activities

Net Loss	(2,153)	(3,986)

Changes in non-cash working capital
Accounts payable and accrued liabilities	(2,492)	(1,463)
Net cash used in operating activities	(4,645)	(5,449)

Cash flows from financial activities
Due to related parties	3,141	5,513
Net cash used in financing activities	3,141	5,513

Increase (Decrease) in cash and cash equivalents	(1,504)	64

Cash and cash equivalents, beginning of period	1,505	5

Cash and cash equivalents, end of period	1	69

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	-	-
Cash paid for income taxes	-	-

Total cash paid for interest and income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements

STARFLICK.COM INCORPORATED
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

2.            GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $2,153 through June 30, 2015. The Company has not generated any operating revenues to date and existence is dependent upon management's ability to develop profitable operations. These conditions raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

With the existing project, we have a business plan to obtain subscription fees from customers, which is part of our plan to become cash flow positive. Additionally, the management will supplement the Company with proceeds as needed to keep its filings and necessary fees in good standing.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

3.            SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

As at June 30, 2015 cash and cash equivalents consist of only cash equivalents.

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

Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. We have adopted ASC 260, "Earnings Per Share". Diluted loss per share as at June 30, 2015 is equivalent to basic loss per share as there was no potential dilutive equity instrument.

STARFLICK.COM INCORPORATED
Notes to the Financial Statements
(Unaudited)

Capital Stock – share structure

The corporation's articles pertaining to Stock has been amended as of July 16, 2015 to increase the authorized capital stock to 300,000,000 shares of common stock having par value of $0.00001 per share. The amendment was made and approved by the Company's Board of Directors on July 15, 2015. The increase in authorized shares of common stock has been retroactively reflected in our financial statements.

In addition, during the year ended March 31, 2015, there was a thirty-for-one split in the Company's stocks as shown on the balance sheets.  The stock split is reflected retroactively.

4.            DUE TO RELATED PARTIES

Due to director

During the three months ended June 30, 2015, the Company incurred $1,408 of legal and accounting expense and $745 for stock transfer and filing fees, paid by the sole director of the company. As at June 30, 2015 the balance due to director was $41,111. The amount due to the director is unsecured, non-interest bearing and due on demand.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

We are a start-up stage corporation. We have a business plan that is focused on the Entertainment and Internet Media industry. Our business plan is to generate revenue from subscriptions from customers who want to view our entertainment and unique media content.

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

Starflick.com's management has been active to pursue funding and to establish working relationships with third party vendors, distributors and digital entertainment media resellers in the current year. From the actions of the president, opportunities to purchase or lease digital entertainment media have been realized. In the first quarter of 2015, a proposed agreement has been issued with a vendor, Giddy Up Productions, to license its rich media consisting of three thousand (3,000) unique films for redistribution and re-broadcasting via digital IPTV and or streaming Internet channels. The media set of 3000 movies roughly equates to 180,000 minutes of unique entertainment video. Upon accepting the agreement with Giddy Up, Giddy Up shall deliver the content to Starflick.com, at which point starflick.com will be authorized to use the content.  The business plan for this agreement is to charge subscription fees to customers to access this unique rich media. Concurrently, IT infrastructure planning needs to be conducted to facilitate the streaming media so that it can handle high-capacity bandwidth upload. There shall be need to be business relationships with third party IT consultants and hardware vendors to purchase and/or lease software programming and computer hardware.

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

To become profitable and competitive, we have to produce and sell our films, and sell subscriptions for our unique media content.  We are not seeking equity financing at the present time.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue operations.  Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on March 24, 2011 to June 30, 2015

During the period we incorporated the company, hired the attorney and hired the auditor for the preparation of this registration statement. We have prepared an internal business plan.  We have reserved the domain name "www.starflick.com."  We are a startup company, or in other words, a company with a limited operating history, since our operations have been limited to incorporating Starflick.com; issuing stock to Zoltan Nagy, our sole officer and director; developing our business plan; began developing our website; reviewed films and film scripts; prepared our registration statement; completed our public offering; and, spent all of the proceeds of our public offering.

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

As of June 30, 2015, our total assets were $1 and our total liabilities were $47,357. As of June 30, 2015, we had cash of $1.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                    CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of August, 2015.

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