Form 10-Q/A
period 2015-06-30
Starflick.com
filed 2015-09-10
CIK 1520592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-1

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-54745

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 10, 2015, there were 181,275,000 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

REASON FOR AMENDMENT

The shell status was incorrectly checked, reflecting the company was a shell at the filing of the Form 10-Q for the period ended June 30, 2015, no other changes were required to be amended or changed.

PART II - OTHER INFORMATION

ITEM 6.

EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	06/10/11	3.1

3.2	Bylaws.	S-1	06/10/11	3.2

14.1	Code of Ethics.	10-K	06/22/12	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	02/23/15	31.1

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q		32.1

99.2	Audit Committee Charter.	10-K	06/22/12	99.2

99.3	Disclosure Committee Charter.	10-K	06/22/12	99.3

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of September, 2015.

STARFLICK.COM

BY:	_____________________________________
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