Form 10-Q
period 2015-09-30
Starflick.com
filed 2015-11-16
CIK 1520592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-54745

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

As of November 13, 2015, there were 181,275,000 shares of the registrant's $0.00001 par value common stock issued and outstanding.

Table of Contents

STARFLICK.COM INCORPORATED
Balance Sheets
(Unaudited)

	September 30	March 31
	2015	2015
	$	$
ASSETS

Current Assets
Cash and cash equivalents	828	1,505
Total current assets	828	1,505
Property and equipment, net	6,550	-
TOTAL ASSETS	7,378	1 ,505

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	10,265	8,738
Due to related parties	48,488	37,970
Total current liabilities	58,753	46,708
TOTAL LIABILITIES	58,753	46,708
Stockholder's equity (Deficiency)
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
300,000,000 common shares, par value $0.00001

Issued and outstanding:
Nil preferred shares
181,275,000 common shares	1,813	1,813
Additional paid-in capital	101,278	101,278

Accumulated deficit	(154,466)	(148,294)
Total stockholders' equity (deficit)	(51,375)	(45,203)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	7,378	1,505

The accompanying notes are an integral part of these unaudited financial statements

STARFLICK.COM INCORPORATED
Statement of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

General and Administrative Expenses	4,019	181,131	6,172	31,346
Earnings (Loss) from operations	(4,019)	(18,131)	(6,172)	(31,346)

Net loss	(4,019)	(18,131)	(6,172)	(31,346)
Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	181,275,000	181,275,000	181,275,000	181,275,000

The accompanying notes are an integral part of these unaudited financial statements

STARFLICK.COM INCORPORATED
Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30	September 30
	2015	2014
	$	$
Cash flows from operating activities

Net loss	(6,172)	(31,346)
Changes in non-cash working capital
Accounts payable and accrued liabilities	1,527	6,117
Net cash used in operating activities	(4,645)	(25,229)
Cash flows from investing activities Purchase of equipments	(6,550)	-
Net cash used in investing activities	(6,550)	-
Cash flows from financial activities
Due to related parties	10,518	25,194
Net cash provided by financing activities	10,518	25,194

Decrease in cash and cash equivalents	(677)	(35)

Cash and cash equivalents, beginning of period	1,505	105

Cash and cash equivalents, end of period	828	70

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	-	-
Cash paid for income taxes	-	-

Total cash paid for interest and income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements

STARFLICK.COM INCORPORATED

Notes to the Financial Statements

(Unaudited)

1.

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Starflick.Com Incorporated the “Company”) was formed on March 24, 2011 with planned principal operations as an independent motion picture producer.

Starflick.com was created to fulfill the market of “indie” films, and to allow independent producers and the smaller film industry to have a platform for broadcasting and advertising their films.  Low-budget films (films produced under $2 Million) have barriers to entry for penetrating their target audience. With the Internet age, Starflick.com planned on making a platform which would allow these films to be broadcasted through IP streaming.

Part of Starflick.com’s business model is to charge a subscription fee for stream the service to its future customer base.

In late 2014, the Company has revised its business plan to incorporate establishing partnerships and affiliates with companies in the movie and entertainment industry.

In 2015, the Company has amended its business plan to include opportunities for streaming movies as well as downloading movies for repeatable use that abide by the public domain laws of distributing those contents.

In early 2015, the Company has updated its website and put the digital data/content on new servers which would be later used or anticipated to be used for streaming more content at higher bandwidth.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. The accompanying consolidated financial statements at September 30, 2015 and March 31, 2015 and for the three and six months ended September 30, 2015 and 2014 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and shareholders’ equity for such periods. Certain prior-period amounts have been reclassified to conform to the current-period presentation. Operating results for the three and six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended March 31, 2015.

2.

GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $6,172 through September 30, 2015. The Company has not generated any operating revenues to date and existence is dependent upon management’s ability to develop profitable operations. These conditions raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

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

3.

SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

As at September 30, 2015 cash and cash equivalents consist of only cash.

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

Loss Per Share

Loss  per  share  is  computed  using  the  weighted  average  number  of shares outstanding during  the  period.  We have adopted ASC 260, "Earnings Per Share".  Diluted loss per share as at September 30, 2015 is equivalent to basic loss per share as there was no potential dilutive equity instrument.

Foreign Currency Transactions

The Company's functional currency is Canadian dollars and its reporting currency is the United States dollar. The Company’s financial statements are translated from its functional currency, Canadian dollars, to the reporting currency, United States dollars, using the current rate method. Assets and liabilities are translated using the current rate in effect at the balance sheet date and revenues and expenses are translated at the average rate for the period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity. At September 30, 2015, the Company did not have any other comprehensive income (loss).

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

In addition, during the year ended March 31, 2015, there was a thirty-for-one stock split in the Company’s stocks as shown on the balance sheets. The stock split is reflected retroactively.

4.

DUE TO RELATED PARTIES

Due to director

During the six months ended September 30, 2015, the Company incurred $5,427 of legal and accounting expense, $745 for stock transfer fees, and $6,550 for services and computer hardware assets for its business.

As at September 30, 2015 the balance due to director was $48,488. The amount due to the director is unsecured, non-interest bearing and due on demand.

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

Results of operations

From Inception on March 24, 2011 to Sept 30, 2015

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

As of September 30, 2015, our total assets were $7,378 and our total liabilities were $58,753. As of September 30, 2015, we had cash of $828.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of November, 2015.

STARFLICK.COM

BY:	ZOLTAN NAGY
Zoltan Nagy
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors