Form 10-Q
period 2015-12-31
Starflick.com
filed 2016-02-16
CIK 1520592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31,2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-54745

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

As of February 16, 2016 there were 181,275,000 shares of the registrant's $0.00001 par value common stock issued and outstanding.

Table of Contents

STARFLICK.COM
Balance Sheets
(Unaudited)

	December 31,	March 31,
	2015	2015
	$	$
ASSETS

Current Assets
Cash and cash equivalents	1	1,505
Total current assets	1	1,505
Property and equipment, net	6,550	-
TOTAL ASSETS	6,551	1 ,505

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	14,768	8,738
Due to related parties	49,686	37,970
Total current liabilities	64,454	46,708
TOTAL LIABILITIES	64,454	46,708
Stockholders’ deficit
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
300,000,000 common shares, par value $0.00001

Issued and outstanding:
Nil preferred shares	-	-
181,275,000 common shares	1,813	1,813
Additional paid-in capital	101,278	101,278
Accumulated deficit	(160,994)	(148,294)
Total stockholders' deficit	(57,903)	(45,203)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	6,551	1,505

The accompanying notes are an integral part of these unaudited financial statements

	STARFLICK.COM
	Statements of Operations
	(Unaudited)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	December 31	December 31	December 31	December 31
	2015	2014	2015	2014
	$	$	$	$
Operating Expenses
Accounting and legal	9,775	11,787	4,348	3,725
Filing and registration	-	917	-	-
Stock transfer management	2,925	1,850	2,180	625
Total operating expenses	(12,700)	(14,554)	(6,528)	(4,350)

Net loss	(12,700)	(14,554)	(6,528)	(4,350)
Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	181,275,000	181,275,000	181,275,000	181,275,000

The accompanying notes are an integral part of these unaudited financial statements

STARFLICK.COM
Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	December 31	December 31
	2015	2014
	$	$
Cash flows from operating activities

Net loss	(12,700)	(14,554)
Adjustments to reconciles net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,030	3,237
Net cash used in operating activities	(6,670)	(11,317)
Cash flows from investing activities Purchase of equipment	(6,550)	-
Net cash used in investing activities	(6,550)	-
Cash flows from financial activities
Due to related parties	11,716	11,381
Net cash provided by financing activities	11,716	11,381

Net Increase (Decrease) in cash and cash equivalents	(1,504)	64

Cash and cash equivalents, beginning of period	1,505	5

Cash and cash equivalents, end of period	1	69

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	-	-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements

STARFLICK.COM

Notes to the Financial Statements

(Unaudited)

1.

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Starflick.Com (the “Company”) was formed on March 24, 2011 with planned principal operations as an independent motion picture producer.

In late 2014, the Company has revised its business plan to incorporate establishing partnerships and affiliates with companies in the movie and entertainment industry.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company's March 31, 2015 Form 10-K.

Property and Equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repairs and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of the Company’s property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 3 to 5 years.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment, identifiable intangibles, and goodwill annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets.

2.

GOING CONCERN

The Company’s interim financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $12,700 for the nine months ended December 31, 2015. The Company has not generated any operating revenues to date and existence is dependent upon management’s ability to develop profitable operations. These conditions raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

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

STOCKHOLDERS’ EQUITY

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

4.

DUE TO RELATED PARTIES

As at September 30, 2015 the balance due to director was $49,686 .The amount due to the director is unsecured, non-interest bearing and due on demand.

5.

CORRECTION OF PRIOR YEAR

In previous filings, the operations of Black Rock Petroleum Co were consolidated after the entity was spun off to our shareholders. As a result Operating Expenses in the Statements of Operations were shown as combined even though they should not have been in the previously filed Form 10-Q for the three and nine months ended December 31, 2014. As a result, the net loss was larger by this nominal amount. This does not affect the Stockholder equity, nor change any forecast or outlook of the fiscal health of the company, nor influence any actions or inactions nor affect carrying out the Company's business plan. In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting period affected. However, if the adjustments to correct the cumulative effect of the above error had been recorded, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for the three and nine months ended December 31, 2014. The impact of the correction was a reduction in net loss of $8,610 and $29,752 for the three and nine months ended December 31, 2014, respectively, when compared to the previously reported amounts.

6.

SUBSEQUENT EVENTS

On January 13, 2016 we executed an asset purchase agreement with Yvoty Infomatics, dated August 1, 2015. The purchase price for the technology and software provided for in the agreement was 33,000,000 of the Company’s common shares.  As of the date of this filing the common stock has not been issued since the transaction has not closed.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Starflick.com was formed under the laws of the State of Nevada.  We have not commenced our planned principal operations.

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

Results of operations

Results of operations for the three and nine months ended December 31, 2015

We have not earned any revenues during the three and nine months ended December 31, 2015. We incurred expenses and a net loss in the amount of $6,528 for the three months ended December 31, 2015. Our expenses during the three months ended December 31, 2015 consisted of accounting and legal fees of $4,348 and stock transfer management fee of $2,180. By comparison, we incurred a net loss of $4,350 for the three months ended December 31, 2014.

For the nine months ended December 31, 2015, we incurred expenses and a net loss in the amount of $12,700. Our expenses during the period consisted of accounting and legal fees of $9,775 and stock transfer management fee of $2,925. By comparison, we incurred a net loss of $14,554 for the nine months ended December 31, 2014.

Our losses are attributable to operating expenses together with a lack of any revenues.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 150,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended.  This was accounted for as a sale of common stock.  We also sold 31,275,000 shares pursuant to our registration statement.  The shares of common stock sold in our public offering.

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

As of December 31, 2015, our total current assets were $1 and our total current liabilities were $64,454. Accordingly, we had a working capital deficit of $64,453 as of December 31, 2015.

During the nine months ended December 31, 2015, the sole officer and director of the Company paid certain expense on behalf of the Company. As of December 31, 2015 and May 31, 2015, $49,686 and $37,970, respectively, was due to the sole officer and director. The amount due was unsecured, non-interest bearing and due on demand.

Going Concern

As discussed in the notes to our financial statements, we have no established source of revenue. This has raised substantial doubt for our auditors about our ability to continue as a going concern. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by equity financing and demand loans from our sole officer and director. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

Off Balance Sheet Arrangements

As of December 31, 2015, there were no off balance sheet arrangements.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                    CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2015.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.               OTHER INFORMATION

On January 13, 2016 we executed an asset purchase agreement with Yvoty Infomatics, dated August 1, 2015.  The Purchase Price for the technology and software was 33,000,000 common shares.  As of the date of this filing the common stock has not been issued and the terms of the agreement were not fully executed as of December 31, 2015.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of February, 2016.

STARFLICK.COM

BY:	ZOLTAN NAGY
Zoltan Nagy
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors