Form 10-K
period 2016-03-31
Lotus Biotech Development Corp.
filed 2016-09-27
CIK 1520592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934FOR THE FISCAL YEAR ENDED MARCH 31, 2016

Commission File Number:   000-54745

Lotus Bio-Technology Development Corp.

(formerly known as Starflick.com)

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

28302 N. 238th St

Cave Creek, AZ 33185

(Address of principal executive offices, including zip code.)

(480) 275-2294

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES[X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES[   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if a smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X]   NO [  ]

 State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2015: $32,775.

As of September 23, 2016, 82,775,000 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I

ITEM 1

BUSINESS.

General

We were incorporated in the State of Nevada on March 24, 2011. We have not generated any revenues and the only operations to date are organizational matters, planning our website and developing our business plan.

We have plans to change our business activities and or to combine with another business, and we are not aware of any events or circumstances that might cause its plans to change.

We have not begun operations and will not begin operations until we completed our public offering.  Our plan of operation is forward looking and there is no assurance of the future operations..

If we do not have sufficient capital to independently, we intend to rely on outside sources of financing to help develop our mandate for expansion.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to produce commercially successful products.  In order to succeed, we must develop or acquire organic farms appropriate for production and distribution.  We intend to rely on our president’s access to and relationships in order to facilitate that progress.

Organic refining business

The latest market research indicates a strong continuing upsurge in China’s organic consumables industry. The industry as grown rapidly from a fractional segment of China’s food industry, to a more prominent one. This area of food and product consumption is rising consistently. According to Biofach China, China is the second largest consumer market in the world, where the growth and consumption of Chinese organic products is expected to exceed the global average rate of organic consumption.

In 2008, the total value of organic production reached a height in the range of 16 billion RMB ($ 2.4 billion US), with exported organic products exceeding $500 million US dollars, along with the domestic organic market reaching $1.1 billion US dollars. According to Biofach, the world’s largest organic trade fair, the consumption of organic food tripled between 2007 and 2012.

As recent food safety issues have gained exposure, the organic product industry has correspondingly experience data transference in consumer buying habits in recent years. Particularly, consumers in the white collared demographic, as well as foreigners settling in the region, have become increasingly motivated to invest more in better quality food. Accordingly, research from Mintel on consumer lifestyles in China reveals that 80% of urban Chinese consumers claim that organic food and drink products are worth paying more for.

We intend to step into this advantageous segment of the Chinese industry. The opportunities opening before us are a significant indicator of how robust the growth potential is in this sector.  We firmly believe that the greatest potential for a high level of success is when timing and opportunity meet. At this stage in the game in the organic food market in China, it’s evident that the growth and revenue potential here can be exponential.

Lotus Bio-Technology will attempt to establish long-term relationships and strategic partnerships with various biological companies and medical distribution companies in China, including Hunan Cangshi, a successful proprietor, developer and producer of consumer related organic products, Phyto Nutraceutical Inc., which is developer, manufacturer, exporter and primary supplier of plant extracts and Changsha Huakang Biotechnology Development Co., Ltd, a company which specializes in extracting active ingredient of natural herbs and plants. Lotus intends to collaborate closely with Shanghai Ninth People’s Hospital and Shanghai Putuo People’s Hospital and as their direct supplier, which provides patients with premium quality of organic consumer products.

Hunan Cang Shi Biotech Ltd. is a biotech company that is located in Hunan Province, China with fixed asset of 6 million RMB. The Company mainly focuses on biological extraction from animals and related products.  The Company intends to work closely with Dao County Wan QIan Mo agricultural development Ltd. (local company) and develop Dao County farmland. Organics, although only a small portion of China’s food market, are on the rise in China, with the consumption of organic food out of total consumption tripling between 2007 and 2012 according to Biofach, the world’s largest organic trade fair. The purpose of this project is to develop the leading organic farmland in China and provide local customers the real organic food products with affordable prices and guarantees that all of them will be produced in an environmentally responsible way and not be grown with pesticides, synthetic fertilizers, antibiotics, growth hormones, or other dangerous chemicals. Rather than the local organic food that is certified by private firms, NGOs, and individual inspectors, the Company intends to work closely with The Chinese Organic Certification Center (COFCC), the agency officially in charge of certifying all organics and make sure that all of products from our farmland are properly labeled and certified with premium qualities. Besides the organic food, the Company also intends to grow Camellia Oleifera and traditional Chinese medicine (herbs) .Camellia Oleifera is notable as an important source of edible oil and its seeds can be pressed to yield tea oil, which is commonly used for medical and cosmetic purposes. Camellia seed oil also has anti-obesity properties and it is considered to have the highest antioxidant contents, higher than that of olive oil, or that of other high quality oils. The demand for Camellia oil and related products is enormous and the price of tea oil has increased from $5,000 USD per tonne to $10,000 USD per tonne in recent years.

Labor Laws

We are not aware of any transgression of labour laws in any of the jurisdictions in which we operate.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.

PROPERTIES.

             None

ITEM 3.

LEGAL PROCEEDINGS.

We are not a party to any litigation.

ITEM 4.

MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.

MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock commenced trading on the over-the-counter Bulletin Board.  It currently trades under the symbol “LBTD”.  Following is a table of the high bid price and the low bid price for each quarter during the last two years.

Fiscal Year – 2016	High Bid	Low Bid
First Quarter, Ending June 30, 2015	$0.33	$0.10
Second Quarter, Ending September 30, 2015	$0.51	$0.51
Third Quarter, Ending December 31, 2015	$0.33	$0.19
Fourth Quarter, Ending March 31, 2016	$0.25	$0.25

Fiscal Year – 2015	High Bid	Low bid
First Quarter, Ending June 30, 2014	$0.25	$0.25
Second Quarter, Ending September 30, 2014	$0.16	$0.16
Third Quarter, Ending December 31, 2014	$0.08	$0.08
Fourth Quarter, Ending March 31, 2015	$0.10	$0.10

Holders

As of September 23, 2016 there are 50 holders of record for our common stock. There are a total of 82,775,000 shares of common stock outstanding.

Section 15 (g) of the Securities Exchange Act of 1934

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as bid and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Common Stock

Our original authorized shares of common stock were 100,000,000 with a par value of $0.00001 per share.  During 2015, we declared a stock dividend of 29 additional shares of common stock for each one share of common stock outstanding.  This resulted in the issuance of 175,232,500 shares of common stock or an over issuance of 75,232,500 shares of common stock which were not authorized by our articles of incorporation. The 75,232,500 shares were void as a matter of law and have no rights. Mr. Nagy, our former president and controlling shareholder executed a consent as holder of a majority of the voting power to increase the authorized shares of common stock from 100,000,000 shares to 300,000,000 shares and followed that with the filing of amended articles of incorporation with the Nevada Secretary of State increasing the authorized shares of common stock.  The filing was accepted by the Nevada Secretary of State on July 21, 2015 and as a result the shares issued in the over-issuance, as of July 21, 2015 were duly authorized, validly issued and non-assessable, however we failed to comply with Section 14C of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) in that we did not file a preliminary information statement and definitive information statement explaining the shareholder action and failed to distribute the same to our shareholders.  Until we file the preliminary and definitive information statement, certain beneficial provisions of the Exchange Act will be unavailable to us, including but not limited to the inability to use a Form S-3 registration statement.

The holders of our common stock:

*	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;
*	are entitled to share rateably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
*	do not have pre-emptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
*	Are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

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

Our auditors have issued a going concern opinion.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated.  Accordingly, we must raise cash from sources other than operations.  Our only other source for cash at this time is investments by others in our company.

Plan of Operation

All of the information following is based upon estimates. We are a start-up company, or in other words, a company with a limited operating history, since our operations have been limited to incorporating Lotus Bio-Technology Development Corp. (formerly known as Starflick.com); issuing stock to Zoltan Nagy, our former sole officer and director; developing our business plan and began developing our website. After much consideration the Company began to explore lucrative opportunities in other sectors and decided to focus on the refining and marketing of organic materials. Management has changed as Zoltan Nagy resigned and Michael Palethorpe was announced as new President and CEO. The Company also moved offices to Cave Creek Arizona from Point Roberts in Washington. Lotus Bio-Technology is an Arizona based bio-technology Development Company that intends to specialize in the refining of organic materials and the production of natural consumer related products. Our mandate is to grow various plants under strict organic standards and produce organic based consumer related products which completely natural.  The hope the products will strike a balance between affordability and produced from an environmentally responsible way and not be grown with pesticides, synthetic fertilizers, antibiotics, growth hormones or other dangerous chemicals while ensuring a solid financial return for our shareholders.

Milestones

Over the next six months, we plan to update and increase our sales and marketing strategy to sell an increased variety of products in the Asian market.

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

Results of operations

During the period June 30, 2015 through March 30, 2016, we have been continuing our pursuit of potential film and TV production and possible joint ventures. However the Company was always on the lookout for new ventures that could add value to shareholdings and thus in the first week of April 2016 the Company completely shifted its focus and began exploring opportunities in the organic growth and farming sector in China.

Liquidity and capital resources

As of March 31, 2016, our total assets were $5,463 and our total liabilities were $66,771 including $51,458 owing to Zoltan Nagy, our majority shareholder for advances made by him on our behalf.  As of March 31, 2016, we had cash and cash equivalents of $5.

Stock Dividend

During the year ended March 31, 2015, we declared a 29 for 1 stock dividend.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

(FORMERLY KNOWN AS STARFLICK.COM)

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS
Balance Sheets	F-2
Statements of Operations	F-4
Statements of Changes in Stockholders’ Deficit	F-3
Statements of Cash Flows	F-5

NOTES TO FINANCIAL STATEMENTS	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Director and Stockholders of

Lotus Bio-Technology Development Corp. (formerly known as Starflick.com)

Cave Creek, Arizona

We have audited the accompanying balance sheets of Lotus Bio-Technology Development Corp. (formerly known as Starflick.com) (the “Company”) as of March 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and negative operating cash flows which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

September 26, 2016

Lotus Bio-Technology Development Corp. (formerly known as Starflick.com)
Balance Sheets

	March 31,	March 31,
	2016	2015
	$	$
ASSETS
Current Assets
Cash and cash equivalents	5	1,505
Total current assets	5	1,505
Property and equipment, net	5,458	-
TOTAL ASSETS	5,463	1,505

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	15,313	8,738
Due to related party	51,458	37,970
Total current liabilities	66,771	46,708

TOTAL LIABILITIES	66,771	46,708
Stockholders’ Deficit
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
300,000,000 common shares, par value $0.00001
Issued and outstanding:
No preferred shares	-	-
82,775,000 and 181,275,000 common shares, respectively	828	1,813
Additional paid-in capital	867,263	101,278
Accumulated deficit	(929,399)	(148,294)
Total stockholders' deficit	(61,308)	(45,203)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	5,463	1,505

The accompanying notes are an integral part of these financial statements.

Lotus Bio-Technology Development Corp. (formerly known as Starflick.com)
Statements of Operations

	For the Year	For the Year
	Ended	Ended
	March 31	March 31,
	2016	2015
	$	$
Operating expenses
Accounting and legal	11,519	15,893
General and administrative	765,000	64
Stock transfer management	3,494	2,767
Amortization expense	1,092	-
Total operating expenses	781,105	18,724

Loss from operations	(781,105)	(18,724)

Net loss	(781,105)	(18,724)

Basic and diluted net loss per common share	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	181,526,366	181,275,000

The accompanying notes are an integral part of these financial statements.

Lotus Bio-Technology Development Corp. (formerly known as Starflick.com)
Statements of Changes in Stockholder's Deficit
For the Years ended March 31, 2016 and 2015

	Preferred stock		Common stock		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	paid-in capital	Deficit	Stockholder's Deficit
Balance March 31, 2014	-	$-	181,275,000	$1,813	$101,278	$(129,570)	$(26,479)
Net loss	-	-	-	-	-	(18,724)	(18,724)
Balance March 31, 2015	-	$-	181,275,000	$1,813	$101,278	$(148,294)	$(45,203)
Cancellation of
common shares	-	-	(100,000,000)	(1,000)	1,000	-	-
Common stock issued for services	-	-	1,500,000	15	764,985	-	765,000
Net loss	-	-	-	-	-	(781,105)	(781,105)
Balance March 31, 2016	-	$-	82,775,000	$828	$867,263	$(929,399)	$(61,308)

The accompanying notes are an integral part of these financial statements.

Lotus Bio-Technology Development Corp. (formerly known as Starflick.com)
Statements of Cash Flows
	For the Year	For the Year
	Ended	Ended
	March 31,	March 31,
	2016	2015
	$	$
Cash flows from operating activities

Net loss	(781,105)	(18,724)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	1,092	-
Stock-based compensation	765,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	15,013	20,224
Net cash used in operating activities	-	(1,500)

Cash flows from financing activities
Borrowing from related party	2,037	-
Repayment to related party	(3,537)	-
Net cash used in financing activities	(1,500)	-

Increase (decrease) in cash and cash equivalents	(1,500)	1,500

Cash and cash equivalents, beginning of period	1,505	5

Cash and cash equivalents, end of period	5	1,505

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	-	-
Cash paid for income taxes	-	-

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Purchase of software by related party on behalf of the Company	6,550	-
Expense paid by related party on behalf of the Company	8,438	17,206
Cancellation of common shares	1,000	-

The accompanying notes are an integral part of these financial statements.

Lotus Bio-Technology Development Corp.

(formerly known as Starflick.com)

Notes to the Financial Statements

1. DESCRIPTION OF BUSINESS

Lotus Bio-Technology Development Corp. (formerly Starflick.Com) (“we”, “our”, the “Company”) was formed on March 24, 2011 with planned principal operations as an independent motion picture producer. In 2016, the Company has shifted its focus and began exploring opportunities in the organic growth and farming sector in China.

2. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit $929,399 through March 31, 2016. The Company has not generated any operating revenues to date, the Company has negative working capital, and existence is dependent upon management’s ability to develop profitable operations. These conditions raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

Our activities to date have been supported by equity financing and demand loans from our major shareholder. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan and new course of action.

3. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

As at March 31, 2016 and 2015 cash and cash equivalents consist of only cash.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. When property and equipment is retired or otherwise disposed of, the net carrying amount is eliminated with any gain or loss on disposition recognized in earnings at that time. Maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. As of March 31, 2016, the Company has $6,550 in software which is being depreciated over 3 years. The net book value is $5,458 as of March 31, 2016.

Impairment of long-lived assets

The Company reviews its long-lived assets, including property and equipment, identifiable intangibles, and goodwill annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets

Related party

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions

Fair value of financial instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Our financial instruments consist principally of cash,  accounts payable and accrued expenses and due to related party. ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments establish a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

Fair Value Hierarchy

The Company has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Financial assets and liabilities recorded on the balance sheet are categorized based on the inputs to the valuation techniques as follows:

Level 1   Financial assets and liabilities for which values are based on unadjusted quoted prices for identical assets or liabilities in an active market that management has the ability to access.

Level 2   Financial assets and liabilities for which values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (commodity derivatives and interest rate swaps).

Level 3   Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The carrying amounts of cash, accounts payable and accrued expenses, and due to related party approximate fair value because of the short-term nature of these items.

Income taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Loss per Share

Loss  per  share  is  computed  using  the  weighted  average  number  of shares outstanding during  the  period.  We have adopted ASC 260, "Earnings Per Share".  Diluted loss per share for years ended March 31, 2016 and 2015 is the same as  basic loss per share as there are no potential dilutive equity instruments.

Capital Stock – share structure

The Company’s articles of incorporation pertaining to stock has been amended as of July 16, 2015 to increase the authorized capital stock to 300,000,000 shares of common stock having par value of $0.00001 per share. The amendment was made and approved by the Company’s Board of Directors on July 15, 2015. On this date the Board of Directors had 83.3% of common stock which have 83.3% voting in favor of this amendment. The Company’s articles of incorporation pertaining to Stock has been amended as of July 21, 2015 to keep the authorized capital stock to 100,000,000 shares of preferred stock having par value of $0.00001 per share.  The Board of Directors have 83.3% of common stock which have 83.3% voting in favor in keeping the preferred stock to 100,000,000 shares. All shares amount have been retroactively adjusted.

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  We did not grant any stock options during the years March 31, 2016 and March 31, 2015. We account for non-employee share-based awards in accordance with ASC 505-50.

Recent Accounting Pronouncements

The Company’s management has considered all recent accounting pronouncements. Management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

4.  DUE TO RELATED PARTY

During the years ended March 31, 2016 and 2015, the majority shareholder of the Company paid $8,438 and $17,206 of its operating expenses, respectively shareholder.

During the year ended March 31, 2016, the majority shareholder, on behalf of the Company, purchased $6,550 of software from a third party. Further, the Company borrowed $2,037 from the majority shareholder and repaid $3,537.

As at March 31, 2016 and 2015, the balance due to related party was $51,458 and $37,970, respectively. The balances due to the majority shareholder are unsecured, non-interest bearing and due on demand.

5. STOCKHOLDERS’ EQUITY

The Company’s articles of incorporation pertaining to stock has been amended as of July 16, 2015 to increase the authorized capital stock to 300,000,000 shares of common stock having par value of $0.00001 per share. The amendment was made and approved by the Company’s Board of Directors on July 15, 2015. The increase in authorized shares of common stock has been retroactively reflected in our financial statements.

On March 30, 2016, the board of directors of the Company, agreed to cancel 100,000,000 of Mr. Nagy’s, the former officer of the Company, previously issued shares for no consideration. Mr. Nagy retains possession of 50,000,000 shares which represents approximately 60.40% of issued common shares as of March 31, 2016.

On November 24, 2015, the Company issued to a third party consultant 1,500,000 common shares for services rendered. The fair value of the common shares issued was $765,000 and was recorded by the Company as stock based compensation.

6.  INCOME TAX

The Company had net operating loss carryovers for federal income tax purposes totaling approximately $164,399 and $148,294, as of the years ended March 31, 2016 and 2015, respectively. The ultimate realization of such loss carryovers will be dependent on the Company attaining future taxable earnings. Based on the level of historical operating results and projections of future taxable earnings, management believes that it is more likely than not that the Company will not be able to utilize the benefits of these carryovers. Therefore, a full valuation allowance has been recorded against the gross deferred tax assets arising from these loss carryovers using an income tax rate of 35% resulting in deferred tax allowance of $57,540 and $51,540 for the year ended March 31, 2016 and 2015, respectively. If not utilized, the carryovers expire beginning in fiscal 2033. The Company has open tax years for 4 years prior to March 31, 2015.

The Company has not filed tax returns for the last 4 years.

Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively

7. SUBSEQUENT EVENTS

On April 1, 2016, Mr. Nagy, the sole director and President of the Company resigned from his position with immediate effect and was replaced by Mr. Michael Palethorpe.

On April 7, 2016, the name of the Company was changed to Lotus Bio-Technology Development Corp.

On May 7th, 2016, The Company also signed a marketing and distribution agreement with Hunan Canshi in China. Lotus Bio-Technology will provide Marketing, Sales and distribution for organic related products produced exclusively by Hunan Canshi. The term of the agreement is 10 years from May 7, 2016. General terms of the agreement state that Lotus will provide; Marketing, sales and distribution for Hunan Canshi and Hunan Canshi will provide a variety of Organic related products. Both Hunan Canshi and Lotus Bio-Technology intend to collaborate on a variety of business related issues such as promotion of products through social media and corporate website, development of joint marketing materials and training and support for all staff. The agreement also states that subsidiary company is to be created of which Lotus will own 51% of the newly created subsidiary in Hong Kong. As of today that process has not completed.

During April 2016, the Company borrowed $6,450 from the current CEO to pay for expenses on behalf of the Company. The advances are unsecured, due on demand and non-interest bearing.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the years ended March 31, 2016 and 2015, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures  as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls were not effective as of the end of the period covered by this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Thread way Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of March 31, 2016, the Company’s internal control over financial reporting are not effective due to the following material weaknesses identified by management: (1) limited or lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function, (2) Lack of multiple levels of supervision and review and (3) No independent directors.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended March 31, 2016 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)

Michael Palethorpe Cave Creek, AZ 33185	46	president, principal executive officer, principal financial officer, principal accounting officer, secretary, treasurer and sole member of the board of directors

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of Our Sole Officer and Director

Michael Palethorpe has been highly successful in business in a variety of newly emerging industries. He brings a vast array of experience and ground breaking success in both public and private companies and in the for-profit and non-profit worlds. Since 1998 Michael has founded several successful companies including a US Public Company and world leader in XML technologies in 1999, the world’s 2nd largest mountain bike web site with over 20,000 unique users per day in 2000, and was Regional Manager of a global educational enterprise, doubling participation in its courses in 2004 and 2005. In 2008, Michael was the top US Account Manager with Metasoft Systems, a world leader in Foundation funding for charities, and he vastly expanded their reach and scope in the non-profit world. From 2009 – 2011 Michael managed a team of account managers and millions of dollars a year in sales. Over the past few years Michael has been Sales Manager for a large Deal Flow company, and CEO of a Mobile Payments and Rewards company. He has over 25 years’ experience in various capacities of both for-profit and non-profit organizations. He has a "cut to the chase" style and is highly skilled in large, multi-faceted operations, including management, sales, training, implementation and delivery, and has passion for managing and empowering people and turning vision into reality.

On April 1st 2016 Mr. Nagy resigned as principal officer and Director. Mr. Nagy was replaced by Michael Palethorpe.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Palethorpe has not been the subject of the following events:

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) Forms they file.  This does not apply to Mr. Palethorpe as he holds no share position in the issuer.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ended March 31, 2016 for former sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (S)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Zoltan Nagy	2016	0	0	0	0	0	0	0	0
Former President	2015	0	0	0	0	0	0	0	0

We have no employment agreements with our sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.  Further, no compensation has been paid subsequent to March 31, 2016.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Compensation of Directors

The sole member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to our directors. There are no contractual arrangements with our sole director. We have no director’s service contracts.  The following table sets forth compensation paid to our sole director for our year end on March 31, 2016.  Since that time we have not paid any compensation to former director Mr. Nagy either as an executive officer or as a director.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Palethorpe	0	0	0	0	0	0	0
Zoltan Nagy, Former President	0	0	0	0	0	0	0

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

Name and Address Beneficial Ownership [1]	Number of Shares	Percentage of Ownership

Michael Palethorpe	0	0%
Zoltan Nagy Former Director/Officer	50,000,000	61%
All Officers and Directors as a Group (2 persons)	50,000,000	61%

[1]

The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Nagy is the only “promoter” of our company.

[2]

We are only authorized to issue 300,000,000 shares of common stock.

Thirty for One Split

During the year ended March 31, 2015, there was a 30 for 1 stock dividend.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On March 24, 2011, we issued a total of 5,000,000 shares of restricted common stock to Zoltan Nagy, our former sole officer and director in consideration of $50.

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

Further, Mr. Nagy has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs.  As of March 31, 2015, Mr. Nagy advanced us $33,864 which was for expenses. As of March 31, 2016 and currently, $51,458 is due on demand.  Mr. Nagy will be reimbursed for funds advanced for our public offering up to a maximum of $30,000.  There is no written agreement evidencing the advancement of funds by Mr. Nagy or the repayment of the funds to Mr. Nagy.  The entire transaction was oral.

In April 1st 2016 Mr. Zoltan Nagy resigned as CEO and sole director and was replaced by Michael Palethorpe as President and CEO and director of the company.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2016	$7,800	MaloneBailey, LLP
2015	$7,800	MaloneBailey, LLP

Audit-Related Fees

None.

(3)

Tax Fees

None.

(4)

All Other Fees

None.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of September, 2016.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP. (FORMERLY KNOWN AS STARFLICK.COM))

BY:	Michael Palethorpe
Michael Palethorpe
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

Michael Palethorpe	President, Principal Executive Officer, Principal	September 27th, 2016
Michael Palethorpe	Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	6/10/11	3.1

3.2	Bylaws.	S-1	6/10/11	3.2

14.1	Code of Ethics.	10-K	6/22/12	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	6/22/12	99.2

99.3	Disclosure Committee Charter.	10-K	6/22/12	99.3

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.