Form 10-Q
period 2016-06-30
Lotus Biotech Development Corp.
filed 2016-09-27
CIK 1520592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-54745

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP

(Exact name of registrant as specified in its charter)

Nevada

(State of incorporation)f

28202 N 58th St

Cave Creek, AZ 85331

(Address of principal executive offices)

(480) 275-2294

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [ X ]     NO [  ]

As of September 23, 2016 there were 82,775,500 shares of the registrant's $0.00001 par value common stock issued and outstanding.

TABLE OF CONTENTS

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.
Balance Sheets
(Unaudited)

	June 30	March 31
	2016	2016
	$	$
ASSETS
Current Assets
Cash and cash equivalents	1	5
Total current assets	1	5

Capital Assets
Property and equipment, net	4,912	5,458
Total capital assets	4,912	5,458

TOTAL ASSETS	4,913	5,463

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	16,277	15,313
Due to related party	51,454	51,458
Total current liabilities	67,731	66,771

TOTAL LIABILITIES	67,731	66,771
Stockholder’s Deficit
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
300,000,000 common shares, par value $0.00001
Issued and outstanding:
Nil preferred shares	-	-
82,775,000 common shares	828	828
Additional paid-in capital	867,263	867,263

Accumulated deficit	(930,909)	(929,399)
Total stockholders' deficit	(62,818)	(61,308)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	4,913	5,463

The accompanying notes are an integral part of these unaudited financial statements

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.
Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30	June 30
	2016	2015
	$	$
Expenses
Accounting and legal	501	1,408
General and administrative	20	-
Stock transfer management	443	745
Amortization expense	546	-
Total operating expense	1,510	2,153

Loss from operations	(1,510)	(2,153)

Net loss	(1,510)	(2,153)

Basic and diluted net loss per common share	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	82,775,000	181,275,000

The accompanying notes are an integral part of these unaudited financial statements

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.
Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30	June 30
	2016	2015
	$	$
Cash flows from operating activities
Net Loss	(1,510)	(2,153)
Adjustment to reconcile net loss to net cash used in operating activities
Amortization expense	546	-
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	964	(2,492)
Net cash used in operating activities	-	(4,645)

Cash flows from financing activities
Net borrowings (repayments) to related party	(4)	3,141
Net cash provided by (used in) financing activities	(4)	3,141

Net decrease in cash and cash equivalents	(4)	(1,504)

Cash and cash equivalents, beginning of period	5	1,505

Cash and cash equivalents, end of period	1	1

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	-	-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP

Notes to the Financial Statements

(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Lotus Bio-Technology Development Corp (“we”, “our”, the “Company”) was formed on March 24, 2011 with planned principal operations as an independent motion picture producer.  In 2016, the Company has shifted its focus and began exploring opportunities in the organic growth and farming sector in China.

In May of 2016, the Company has changed its name, president and business direction and entered into the organic bio development space.

On May 7th, 2016, The Company also signed a marketing and distribution agreement with Hunan Canshi in China. Lotus Bio-Technology will provide Marketing, Sales and distribution for organic related products produced exclusively by Hunan Canshi. The term of the agreement is 10 years.  General terms of the agreement state that Lotus will provide; Marketing, sales and distribution for Hunan Canshi and Hunan Canshi will provide a variety of Organic related products, Both Hunan Canshi and Lotus Bio-Technology intend to collaborate on a variety of business related issues such as promotion of products through social media and corporate website, development of joint marketing materials and training and support for all staff. The agreement also states that subsidiary company is to be created of which Lotus will own 51% in the newly established Hong Kong Entity As of today that process has not completed.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company's March 31, 2016 Form 10-K.

2. GOING CONCERN

The Company’s interim unaudited financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $1,510 for the three months ended June 30, 2016. The Company has not generated any operating revenues to date, has a working capital deficit and existence is dependent upon management’s ability to develop profitable operations. These conditions raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

Our activities to date have been supported by equity financing and demand loans from our major shareholder. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan and new course of action.

3. DUE TO RELATED PARTY

As at June 30, 2016 the balance due to a majority shareholder was $51,454 .The amount due to the  major shareholder is unsecured, non-interest bearing and due on demand.

4. SUBSEQUENT EVENTS

On August 5, 2016 there was an advance of $6,450 from current president to the company. The advance is non –secured, non-interest bearing and due on demand.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Lotus Bio-Technology Development Corp was formed under the laws of the State of Nevada.  We have not commenced our planned principal operations.

Plan of Operation

All of the information following is based upon estimates.  We are a startup company, or in other words, a company with a limited operating history, since our operations have been limited to incorporating Lotus Bio-Technology Development Corp; issuing stock to Zoltan Nagy, our previous officer and director; developing our business plan; began developing our website; Since then we have spent all of the money raised in our public offering.

Lotus Bio-Technology is actively seeking new opportunities in the emerging bio-natural industry in China.  Our mandate is to partner with companies that are in the organic growth sector that meet the criteria we have set out in order to grow various plant products under strict organic standards. Products that can be refined into various consumer products which are completely natural and strike a balance between affordability while being produced from an environmentally responsible manner. Products that are void of pesticides, synthetic fertilizers, anti-biotics, growth hormones and any other dangerous chemicals.

In anticipation of the Company's growth strategy, Lotus Bio-Technology intends to establish a corporate office in Yong Zhou City to serve as our China headquarters for its daily business activity. Our local office is currently in Cave Creek Arizona.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products. To become profitable and competitive, we have to sell our products, and execute our business plan. We are not seeking equity financing at the present time.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue operations.  Equity financing could result in additional dilution to existing shareholders.

Results of operations

Results of operations for the three months ended June 30, 2016 and June 30, 2015

We have not earned any revenues during the three months ended June 30, 2016. We incurred expenses and a net loss in the amount of $1,510 for the three months ended June 30, 2016. Our expenses during the three months ended June 30th, 2016 consisted of accounting and legal fees of $501, general and administrative fees of $20, stock transfer management fee of $443, and amortization expense of $546. By comparison, we incurred a net loss of $2,153 for the three months ended June 30, 2015.

Our losses are attributable to operating expenses together with a lack of any revenues.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

As of June 30, 2016, our total current assets were $1 and our total current liabilities were $67,731. Accordingly, we had a working capital deficit of $67,730 as of June 30, 2016.

During the three months ended June 30, 2016, the former sole officer and director of the Company paid no expenses on behalf of the Company. As of June 30, 2016, $51,454, was due to the previous sole officer and director. The amount due was unsecured, non-interest bearing and due on demand.

Going Concern

As discussed in the notes to our financial statements, we have not established a source of revenue. This has raised substantial doubt to our auditors about our ability to continue as a going concern. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by equity financing and demand loans from our major shareholder. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan and new course of action.

Off Balance Sheet Arrangements

As of June 30, 2016, there were no off balance sheet arrangements.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                    CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2016.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.               OTHER INFORMATION

On May 7th, 2016, The Company also signed a marketing and distribution agreement with Hunan Canshi in China. Lotus Bio-Technology will provide Marketing, Sales and distribution for organic related products produced exclusively by Hunan Canshi. The agreement is 10 years.  General terms of the agreement state that Lotus will provide; Marketing, sales and distribution for Hunan Canshi and Hunan Canshi will provide a variety of Organic related products, Both Hunan Canshi and Lotus Bio-Technology intend to collaborate on a variety of business related issues such as promotion of products through social media and corporate website, development of joint marketing materials and training and support for all staff. The agreement also states that subsidiary company is to be created of which Lotus will own 51% in a newly established Hong Kong entity. As of today that process has not completed.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 27th day of September, 2016.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP

BY:	Michael Palethorpe
Michael Palethorpe
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors