Form 10-Q
period 2016-09-30
Lotus Biotech Development Corp.
filed 2016-11-21
CIK 1520592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-54745

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

As of November 17, 2016 there were 82,775,500 shares of the registrant's $0.00001 par value common stock issued and outstanding.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.
Condensed Balance Sheet
(Unaudited)

	Sept 30	Mar 31
	2016	2016
ASSETS
Current Assets
Cash and cash equivalents	$ 1	$ 5
Total current assets	1	5
Property and equipment, net	4,912	5,458
TOTAL ASSETS	4,913	5,463
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	9,894	15,313
Due to related parties	60,948	51,458
Total current liabilities	70,842	66,771
TOTAL LIABILITIES	70,842	66,771
Stockholder's equity (Deficit)
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
300,000,000 common shares, par value $0.00001
Issued and outstanding:
Nil preferred shares
81,275,000 common shares	828	828
Additional paid-in capital	867,263	867,263
Accumulated deficit	(934,020)	(929,399)
Total stockholders' equity (deficit)	(65,929)	(61,308)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 4,913	$ 5,463

The accompanying notes are an integral part of these unaudited financial statements

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.
Condensed Statement of Operations
(Unaudited)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	Sept 30	Sept 30	Sept 30	Sept 30
	2016	2015	2016	2015

Expenses
Accounting and legal	$ 3,612	$ 5,426	$ 3,111	$ 4,019
Amortization	546	-	-	-
Filing and registration	20	-	-	-
Stock transfer management	443	745	-	-
Net loss	$ (4,621)	$ (6,171)	$ (3,111)	$ (4,019)
Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding
Basic and diluted	82,775,000	181,275,000	82,775,000	181,275,000

The accompanying notes are an integral part of these unaudited financial statements

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.
Condensed Statement of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	Sept 30	Sept 30
	2016	2015
Cash flows from operating activities
Net income (Loss)	$ (4,621)	$ (6,171)
Changes in non-cash working capital
Accounts payable and accrued liabilities	(5,419)	526
Amortization	546	-
Net cash provided by (used in) operating activities	(9,494)	(5,645)
Cash flows from investing activities
Purchase of equipment	-	(6,550)
Net cash provided by (used in) financing activities	-	(6,550)
Cash flows from financing activities
Due to related parties	9,490	10,691
Net cash provided by (used in) financing activities	9,490	10,691
Increase (Decrease) in cash and cash equivalents	(4)	(1,504)
Cash and cash equivalents, beginning of period	5	1,505
Cash and cash equivalents, end of period	$ 1	$ 1
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -
Cash paid for income taxes	-	-
Total cash paid for interest and income taxes	$ -	$ -

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

On May 7, 2016, The Company also signed a marketing and distribution agreement with Hunan Canshi in China. Lotus Bio-Technology will provide Marketing, Sales and distribution for organic related products produced exclusively by Hunan Canshi. The term of the agreement is 10 years.  General terms of the agreement state that Lotus will provide; Marketing, sales and distribution for Hunan Canshi and Hunan Canshi will provide a variety of Organic related products, Both Hunan Canshi and Lotus Bio-Technology intend to collaborate on a variety of business related issues such as promotion of products through social media and corporate website, development of joint marketing materials and training and support for all staff. The agreement also states that subsidiary company is to be created of which Lotus will own 51% in the newly established Hong Kong Entity As of today that process has not completed.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company's March 31, 2016 Form 10-K.

2. GOING CONCERN

The Company’s interim unaudited financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $4,621 for the six months ended September 30, 2016. The Company has not generated any operating revenues to date, has a working capital deficit and existence is dependent upon management’s ability to develop profitable operations. These conditions raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

Our activities to date have been supported by equity financing and demand loans from our major shareholder. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan and new course of action.

3. DUE TO RELATED PARTY

As at September 30, 2016 the balance due to a majority shareholder was $51,754 .The amount due to the  major shareholder is unsecured, non-interest bearing and due on demand.

As at September 30, 2016 the balance due to other related third parties was $9,194.

4. SUBSEQUENT EVENTS

As at September 30, 2016, there is no subsequent events.

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

Results of operations

Results of operations for the three and six months ended September 30, 2016 and September 30, 2015

We have not earned any revenues during the three and six months ended September 30, 2016. We incurred expenses and a net loss in the amount of $3,111 for the three months ended September 30, 2016. Our expenses during the three months ended September 30, 2016 consisted of accounting and legal fees of $3,111. By comparison, we incurred a net loss of $4,019 for the three months ended September 30, 2015. We incurred expenses and a net loss in the amount of $4,621 for the six months ended September 30, 2016. Our expenses during the six months ended September 30, 2016 consisted of accounting and legal fees of $5,426, general and administrative fees of $20, stock transfer management fee of $745, and amortization expense of $546. By comparison, we incurred a net loss of $6,171 for the six months ended September 30, 2015.

Our losses are attributable to operating expenses together with a lack of any revenues.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

As of September 30, 2016, our total current assets were $1 and our total current liabilities were $70,842. Accordingly, we had a working capital deficit of $70,841 as of September 30, 2016.

During the six months ended September 30, 2016, the former sole officer and director of the Company paid no expenses on behalf of the Company. As of September 30, 2016, $60,948 was due to the previous sole officer and director. The amount due was unsecured, non-interest bearing and due on demand.

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

Off Balance Sheet Arrangements

As of September 30, 2016, there were no off balance sheet arrangements.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                    CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2016.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 21ST day of November, 2016.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP

BY:	Michael Palethorpe
Michael Palethorpe
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors