Form 10-Q
period 2016-12-31
Lotus Biotech Development Corp.
filed 2017-05-08
CIK 1520592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31/2016

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54745

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State of incorporation)

1361 Peltier Dr.

Point Roberts, WA 98281

(Address of principal executive offices)

604-783-9664

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

YES [ X ]

NO [  ]

As of April 28, 2017, there were 82,775,500 shares of the registrant's $0.00001 par value common stock issued and outstanding.

PART II.  OTHER INFORMATION

ITEM 1A.	RISK FACTORS.	12

ITEM 6.	EXHIBITS.	12

Signatures		13

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.
Balance Sheet
(Unaudited)
	Dec 31	Mar 31
	2016	2016
	$	$
ASSETS

Current Assets
Cash and cash equivalents	1	5
Total current assets	1	5

Capital Assets
Property and equipment, net	3,820	5,458
Total capital assets	3,821	5,458

TOTAL ASSETS	3,821	5,463

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	20,333	15,313
Due to related parties	67,448	51,458
Total current liabilities	87,781	66,771

TOTAL LIABILITIES	87,781	66,771
Stockholder's equity (Deficiency)
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
300,000,000 common shares, par value $0.00001

Issued and outstanding:
Nil preferred shares
81,275,000 common shares	828	828
Additional paid-in capital	867,263	867,263

Accumulated deficit	(952,051)	(929,399)
Total stockholders' equity (deficit)	(83,960)	(61,308)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	3,821	5,463

The accompanying notes are an integral part of these financial statements.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.
Statement of Operations
(Unaudited)
	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	Dec 31	Dec 31	Dec 31	Dec 31
	2016	2015	2016	2015
	$	$	$	$
Expenses
Accounting and legal	10,581	9775	6,969	4,349
Officer Compensation	4,500	-	-	-
Amortization	1,638	-	546	-
Filing and registration	20	-	-	-
Public Relations Communication	4,860	-	4,860	-
Stock transfer management	1,053	2,925	610	2,180
Earnings (Loss) from operations	(22,652)	(12,700)	(12,985)	(6,529)

Net loss and comprehensive loss for the year	(22,652)	(12,700)	(12,985)	(6,529)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	82,775,000	181,275,000	82,775,000	181,275,000

The accompanying notes are an integral part of these financial statements.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.
Statement of Cash Flows
(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	Dec 31	Dec 31
	2016	2015
	$	$
Cash flows from operating activities
Net income (Loss)	(22,652)	(12,700)
Changes in non-cash working capital
Accounts payable and accrued liabilities	520	6,030
Amortization	1638	-
Net cash provided by (used in) operating activities	(20,494)	(6,670)
Cash flows from investing activities
Purchase of equipment	-	(6,550)
Net cash provided by (used in) financing activities	-	(6,550)
Cash flows from financing activities
Due to related parties	20,490	11,716
Net cash provided by (used in) financing activities	20,490	11,716
Increase (Decrease) in cash and cash equivalents	(4)	(1,504)
Cash and cash equivalents, beginning of period	5	1,505
Cash and cash equivalents, end of period	1	1

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	-	-
Cash paid for income taxes	-	-
Total cash paid for interest and income taxes	-	-

The accompanying notes are an integral part of these financial statements.

LOTUS BIOTECH DEVELOPMENT CORP.

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

In May of 2016, the Company has changed its name, president and business direction and entered the organic bio development space.

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

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017.

2. GOING CONCERN

The Company’s interim unaudited financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $22,652 for the nine months ended December 31, 2016. The Company has not generated any operating revenues to date, has a working capital deficit and existence is dependent upon management’s ability to develop profitable operations. These conditions raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

Our activities to date have been supported by equity financing and demand loans from our major shareholder. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan and new course of action.

Loss Per Share

Loss per  share  is  computed  using  the  weighted  average  number  of shares outstanding during  the  period.  We have adopted ASC 260, "Earnings Per Share".  Diluted loss per share for year ended June 30, 2016 is equivalent to basic loss per share as there was no potential dilutive equity instrument.

Foreign Currency Transactions

The Company's functional currency is Canadian dollars and its reporting currency is the United States dollar.

The Company’s financial statements are translated from its functional currency, Canadian dollars, to the reporting currency, United States dollars, using the current rate method. Assets and liabilities are translated using the current rate in effect at the balance sheet date and revenues and expenses are translated at the average rate for the period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity. At December 31, 2016, the Company did not have any other comprehensive income (loss).

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

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  We did not grant any stock options during the period from March 24, 2011 (inception) to December 31, 2016

Comprehensive Income

We adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  We are disclosing this information on our Statement of Stockholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  We have no elements of "other comprehensive income” from March 24, 2011 (inception) to December 31, 2016

3. DUE TO RELATED PARTIES

As at December 31, 2016 the balance due to a majority shareholder was $51,754. The amount due to the major shareholder is unsecured, non-interest bearing and due on demand.

As at December 31, 2016 the balance due to other related third parties was $15,694.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This report on Form 10-Q should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended March 31, 2016, as filed with the Securities and Exchange Commission ("SEC") on September 27, 2016.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, management, are subject to an insignificant risk of loss in value. The Company had $0.00 in cash and cash equivalents as of December 31, 2016 and April 30, 2017 respectively.

Principal of Consolidation

These consolidated financial statements include the accounts of Lotus Bio-technology Development.  All intercompany balances and transactions have been eliminated in consolidation.

5.

SUBSEQUENT EVENTS

As at December 31, 2016, there is no subsequent events. The Company has evaluated all subsequent events through the filing date of the form 10Q for appropriate accounting and disclosure, and there is no subsequent event disclosure required.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Lotus Bio-Technology Development Corp was formed under the laws of the State of Nevada. We have not commenced our planned principal operations.

Plan of Operation

All the information following is based upon estimates. We are a startup company, or in other words, a company with a limited operating history, since our operations have been limited to incorporating Lotus Bio- Technology Development Corp; issuing stock to Zoltan Nagy, our previous officer and director; developing our business plan; began developing our website;  Since then we have spent all the money raised in our public offering.

Lotus Bio-Technology is actively seeking new opportunities in the emerging bio-natural industry in China. Our mandate is to partner with companies that are in the organic growth sector that meet the criteria we have set out to grow various plants under strict organic standards. Plants that can be refined into various products which are completely natural and strike a balance between affordability while being produced from an environmentally responsible manner. Products that are void of pesticides, synthetic fertilizers, anti-biotics, growth hormones and any other dangerous chemicals.

In anticipation of the Company's growth strategy, Lotus Bio-Technology intends to establish a corporate office in Yong Zhou City to serve as our China headquarters for its daily business activity. Our local office is currently in Cave Creek Arizona.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products. To become profitable and competitive, we must sell our products, and execute our business plan. We are not seeking equity financing at present time.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

Results of operations for the three and six months ended December 31, 2016 and December 31, 2015

We have not earned any revenues during the three and six months ended December 31, 2016. We incurred expenses and a net loss in the amount of $3,111 for the three months ended December 31, 2016. Our expenses during the three months ended December 31, 2016 consisted of accounting and legal fees of $3,111. By comparison, we incurred a net loss of $4,019 for the three months ended December 31, 2015. We incurred expenses and a net loss in the amount of $4,621 for the six months ended December 31, 2016. Our expenses during the six months ended December 31, 2016 consisted of accounting and legal fees of $5,426, general and administrative fees of $20, stock transfer management fee of $745, and amortization expense of $546. By comparison, we incurred a net loss of $6,171 for the six months ended December 31, 2015.

Our losses are attributable to operating expenses together with a lack of any revenues.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

As of December 31, 2016, our total current assets were $1 and our total current liabilities were $87,781. Accordingly, we had a working capital deficit of $87,781 as of December 31, 2016.

During the six months ended December 31, 2016, the former sole officer and director of the Company paid no expenses on behalf of the Company. As of December 31, 2016, $67,448 was due to the previous sole officer and director. The amount due was unsecured, non-interest bearing and due on demand.

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

Off Balance Sheet Arrangements

As of December 31, 2016, there were no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2016. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. OTHER INFORMATION

On May 7th, 2016, The Company also signed a marketing and distribution agreement with Hunan Canshi in China. Lotus Bio-Technology will provide Marketing, Sales and distribution for organic related products produced exclusively by Hunan Canshi. The agreement is 10 years. General terms of the agreement state that Lotus will provide; Marketing, sales and distribution for Hunan Canshi and Hunan Canshi will provide a variety of Organic related products, Both Hunan Canshi and Lotus Bio-Technology intend to collaborate on a variety of business related issues such as promotion of products through social media and corporate website, development of joint marketing materials and training and support for all staff. The agreement also states that subsidiary company is to be created of which Lotus will own 51% in a newly established Hong Kong entity. As of today, that process has not completed.

PART II - OTHER INFORMATION

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.

EXHIBITS.

Incorporated by reference Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	6/10/11	3.1
3.2	Bylaws.	S-1	6/10/11	3.2
14.1	Code of Ethics.	10-K	6/22/12	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 312 of the Sarbanes- Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.2	Audit Committee Charter.	10-K	6/22/12	99.2
99.3	Disclosure Committee Charter.	10-K	6/22/12	99.3
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension – Schema.
101.CAL	XBRL Taxonomy Extension – Calculations.
101.DEF	XBRL Taxonomy Extension – Definitions.
101.LAB	XBRL Taxonomy Extension – Labels.
101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of May, 2017.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP

BY:	Zoltan Nagy
Zoltan Nagy
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors