Form 10-K
period 2017-03-31
Lotus Biotech Development Corp.
filed 2017-07-14
CIK 1520592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934FOR THE FISCAL YEAR ENDED MARCH 31, 2017

Commission File Number:   000-54745

Lotus Bio-Technology Development Corp.

(formerly known as Starflick.com)

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

Unit 04 16/F Tower 2

Silvercord, 30 Canton Rd,

Kowloon, Hong Kong

(Address of principal executive offices, including zip code.)

(552) 639-80212

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

Fiscal Year – 2017	High Bid	Low Bid
First Quarter, Ending June 30, 2016	$0.59	$0.03
Second Quarter, Ending September 30, 2016	$0.35	$0.25
Third Quarter, Ending December 31, 2016	$0.26	$0.05
Fourth Quarter, Ending March 31, 2017	$0.20	$0.05

Fiscal Year – 2016	High Bid	Low bid
First Quarter, Ending June 30, 2015	$0.33	$0.10
Second Quarter, Ending September 30, 2015	$0.51	$0.51
Third Quarter, Ending December 31, 2015	$0.33	$0.19
Fourth Quarter, Ending March 31, 2016	$0.25	$0.25

Holders

As of July 14, 2017 there are 50 holders of record for our common stock. There are a total of 82,775,000 shares of common stock outstanding.

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

Common Stock

Our original authorized shares of common stock were 100,000,000 with a par value of $0.00001 per share.  During 2016, we declared a stock dividend of 29 additional shares of common stock for each one share of common stock outstanding.  This resulted in the issuance of 175,232,500 shares of common stock or an over issuance of 75,232,500 shares of common stock which were not authorized by our articles of incorporation. The 75,232,500 shares were void as a matter of law and have no rights. Mr. Nagy, our former president and controlling shareholder executed a consent as holder of a majority of the voting power to increase the authorized shares of common stock from 100,000,000 shares to 300,000,000 shares and followed that with the filing of amended articles of incorporation with the Nevada Secretary of State increasing the authorized shares of common stock.  The filing was accepted by the Nevada Secretary of State on July 21, 2015 and as a result the shares issued in the over-issuance, as of July 21, 2015 were duly authorized, validly issued and non-assessable, however we failed to comply with Section 14C of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) in that we did not file a preliminary information statement and definitive information statement explaining the shareholder action and failed to distribute the same to our shareholders.  Until we file the preliminary and definitive information statement, certain beneficial provisions of the Exchange Act will be unavailable to us, including but not limited to the inability to use a Form S-3 registration statement.

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

Results of operations

During the period June 30, 2016 through March 30, 2017, we have been continuing our pursuit of potential Organic business partnerships both local and abroad.

Liquidity and capital resources

As of March 31, 2017, our total assets were $5,463 and our total liabilities were $66,771 including $51,458 owing to Zoltan Nagy, our majority shareholder for advances made by him on our behalf.  As of March 31, 2017, we had cash and cash equivalents of $5.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Director and Stockholders of

Lotus Bio-Technology Development Corp. (formerly known as Starflick.com)

Kowloon Hong Kong

We have not audited the accompanying balance sheets of Lotus Bio-Technology Development Corp. (formerly known as Starflick.com) (the “Company”) as of March 31, 2017 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

Lotus Bio-Technology Development Corp. (formerly known as Starflick.com)
Balance Sheets Unaudited

	March 31,	March 31,
	2017	2016
	$	$
ASSETS
Current Assets
Cash and cash equivalents	5	1,505
Total current assets	5	1,505
Property and equipment, net	5,458	-
TOTAL ASSETS	5,463	1,505

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	15,313	8,738
Due to related party	51,458	37,970
Total current liabilities	66,771	46,708

TOTAL LIABILITIES	66,771	46,708
Stockholders’ Deficit
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
300,000,000 common shares, par value $0.00001
Issued and outstanding:
No preferred shares	-	-
82,775,000 and 181,275,000 common shares, respectively	828	1,813
Additional paid-in capital	867,263	101,278
Accumulated deficit	(929,399)	(148,294)
Total stockholders' deficit	(61,308)	(45,203)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	5,463	1,505

The accompanying notes are an integral part of these financial statements.

Lotus Bio-Technology Development Corp. (formerly known as Starflick.com)
Statements of Operations Unaudited

	For the Year	For the Year
	Ended	Ended
	March 31	March 31,
	2017	2016
	$	$
Operating expenses
Accounting and legal	11,519	15,893
General and administrative	765,000	64
Stock transfer management	3,494	2,767
Amortization expense	1,092	-
Total operating expenses	781,105	18,724

Loss from operations	(781,105)	(18,724)

Net loss	(781,105)	(18,724)

Basic and diluted net loss per common share	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	181,526,366	181,275,000

The accompanying notes are an integral part of these financial statements.

Lotus Bio-Technology Development Corp. (formerly known as Starflick.com)
Statements of Changes in Stockholder's Deficit
For the Years ended March 31, 2017 and 2016 Unaudited

	Preferred stock		Common stock		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	paid-in capital	Deficit	Stockholder's Deficit
Balance March 31, 2016	-	$-	181,275,000	$1,813	$101,278	$(129,570)	$(26,479)
Net loss	-	-	-	-	-	(18,724)	(18,724)
Balance March 31, 2016	-	$-	181,275,000	$1,813	$101,278	$(148,294)	$(45,203)
Cancellation of
common shares	-	-	(100,000,000)	(1,000)	1,000	-	-
Common stock issued for services	-	-	1,500,000	15	764,985	-	765,000
Net loss	-	-	-	-	-	(781,105)	(781,105)
Balance March 31, 2017	-	$-	82,775,000	$828	$867,263	$(929,399)	$(61,308)

The accompanying notes are an integral part of these financial statements.

Lotus Bio-Technology Development Corp. (formerly known as Starflick.com)
Statements of Cash Flows Unaudited
	For the Year	For the Year
	Ended	Ended
	March 31,	March 31,
	2017	2016
	$	$
Cash flows from operating activities

Net loss	(781,105)	(18,724)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	1,092	-
Stock-based compensation	765,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	15,013	20,224
Net cash used in operating activities	-	(1,500)

Cash flows from financing activities
Borrowing from related party	2,037	-
Repayment to related party	(3,537)	-
Net cash used in financing activities	(1,500)	-

Increase (decrease) in cash and cash equivalents	(1,500)	1,500

Cash and cash equivalents, beginning of period	1,505	5

Cash and cash equivalents, end of period	5	1,505

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	-	-
Cash paid for income taxes	-	-

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Purchase of software by related party on behalf of the Company	6,550	-
Expense paid by related party on behalf of the Company	8,438	17,206
Cancellation of common shares	1,000	-

The accompanying notes are an integral part of these financial statements.

Lotus Bio-Technology Development Corp.

(formerly known as Starflick.com)

Notes to the Unaudited Financial Statements

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

3. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

As at March 31, 2017 and 2016 cash and cash equivalents consist of only cash.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. When property and equipment is retired or otherwise disposed of, the net carrying amount is eliminated with any gain or loss on disposition recognized in earnings at that time. Maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. As of March 31, 2017, the Company has $6,550 in software which is being depreciated over 3 years. The net book value is $5,458 as of March 31, 2017.

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

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  We did not grant any stock options during the years March 31, 2017 and March 31, 2016. We account for non-employee share-based awards in accordance with ASC 505-50.

Recent Accounting Pronouncements

The Company’s management has considered all recent accounting pronouncements. Management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

4.  DUE TO RELATED PARTY

During the years ended March 31, 2017 and 2016, the majority shareholder of the Company paid $8,438 and $17,206 of its operating expenses, respectively shareholder.

During the year ended March 31, 2017, the majority shareholder, on behalf of the Company, purchased $6,550 of software from a third party. Further, the Company borrowed $2,037 from the majority shareholder and repaid $3,537.

As at March 31, 2017 and 2016, the balance due to related party was $51,458 and $37,970, respectively. The balances due to the majority shareholder are unsecured, non-interest bearing and due on demand.

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

On March 30, 2016, the board of directors of the Company, agreed to cancel 100,000,000 of Mr. Nagy’s, the former officer of the Company, previously issued shares for no consideration. Mr. Nagy transferred/sold possession of 50,000,000 shares which represents approximately 60.40% of issued common shares as of March 31, 2016.

6.  INCOME TAX

The Company had net operating loss carryovers for federal income tax purposes totaling approximately $164,399 and $148,294, as of the years ended March 31, 2017 and 2016, respectively. The ultimate realization of such loss carryovers will be dependent on the Company attaining future taxable earnings. Based on the level of historical operating results and projections of future taxable earnings, management believes that it is more likely than not that the Company will not be able to utilize the benefits of these carryovers. Therefore, a full valuation allowance has been recorded against the gross deferred tax assets arising from these loss carryovers using an income tax rate of 35% resulting in deferred tax allowance of $57,540 and $51,540 for the year ended March 31, 2017 and 2016, respectively. If not utilized, the carryovers expire beginning in fiscal 2033. The Company has open tax years for 4 years prior to March 31, 2015.

The Company has not filed tax returns for the last 4 years.

Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively

7. SUBSEQUENT EVENTS

On June 19, 2017, Mr. Nagy, the sole director and President of the Company resigned from his position with immediate effect and was replaced by Mr. William Ko.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the years ended March 31, 2017 and 2016, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended March 31, 2017 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)

William Ko Kowloon Hong Kong	63	president, principal executive officer, principal financial officer, principal accounting officer, secretary, treasurer and sole member of the board of directors

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of Our Sole Officer and Director

William Ko has been highly successful in business in a variety of business industries. He brings a vast array of experience particularly in real estate transactions and property development. Since 1976 William Ko has been involved in several successful  companies and real estate transactions in Hong Kong and abroad.

On June 19, 2017 Mr. Nagy resigned as principal officer and Director. Mr. Nagy was replaced by William Ko.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Ko has not been the subject of the following events:

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

ITEM 11.

EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ended March 31, 2017 for former sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (S)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Zoltan Nagy	2017	0	0	0	0	0	0	0	0
Former President	2016	0	0	0	0	0	0	0	0

We have no employment agreements with our sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.  Further, no compensation has been paid subsequent to March 31, 2017.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Compensation of Directors

The sole member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to our directors. There are no contractual arrangements with our sole director. We have no director’s service contracts. The following table sets forth compensation paid to our sole director for our year end on March 31, 2017. Since that time we have not paid any compensation to former director Mr. Nagy either as an executive officer or as a director.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Ko	0	0	0	0	0	0	0
Zoltan Nagy, Former President	0	0	0	0	0	0	0

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

Name and Address Beneficial Ownership [1]	Number of Shares	Percentage of Ownership

William Ko	0	0%
Zoltan Nagy Former Director/Officer	0	0%
All Officers and Directors as a Group (2 persons)	0	0%

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

Further, Mr. Nagy has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs.  As of March 31, 2017, Mr. Nagy advanced us $33,864 which was for expenses. As of March 31, 2017 and currently, $51,458 is due on demand.  Mr. Nagy will be reimbursed for funds advanced for our public offering up to a maximum of $30,000.  There is no written agreement evidencing the advancement of funds by Mr. Nagy or the repayment of the funds to Mr. Nagy.  The entire transaction was oral.

On June 19, 2017 Mr. Zoltan Nagy resigned as CEO and sole director and was replaced by William Ko as President and CEO and director of the company.

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

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP. (FORMERLY KNOWN AS STARFLICK.COM))

BY:	William Ko
William Ko
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

William Ko	President, Principal Executive Officer, Principal	July 14, 2017
William Ko	Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	6/10/11	3.1

3.2	Bylaws.	S-1	6/10/11	3.2

14.1	Code of Ethics.	10-K	6/22/12	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	6/22/12	99.2

99.3	Disclosure Committee Charter.	10-K	6/22/12	99.3

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.