Form 10-Q
period 2017-06-30
Lotus Biotech Development Corp.
filed 2017-08-21
CIK 1520592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2017

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54745

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State of incorporation)

Unit 04 16/F Tower 2

Silvercord,30 Canton Rd

Kowloon, Hong Kong

(Address of principal executive offices)

(852) 6398-0212

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

YES [ X ]

NO [  ]

As of April 28, 2017, there were 82,775,500 shares of the registrant's $0.00001 par value common stock issued and outstanding.

PART II.  OTHER INFORMATION

ITEM 1A.	RISK FACTORS.	12

ITEM 6.	EXHIBITS.	12

Signatures		13

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.
Balance Sheet
(Unaudited)
	June 30	Dec31
	2017	2016
	$	$
ASSETS

Current Assets
Cash and cash equivalents	1	5
Total current assets	1	5

Capital Assets
Property and equipment, net	3,820	5,458
Total capital assets	3,821	5,458

TOTAL ASSETS	3,821	5,463

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	20,333	15,313
Due to related parties	67,448	51,458
Total current liabilities	87,781	66,771

TOTAL LIABILITIES	87,781	66,771
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

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.
Statement of Operations
(Unaudited)
	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30	June 30	Dec 31	Dec 31
	2017	2016	2017	2016
	$	$	$	$
Expenses
Accounting and legal	10,581	9775	6,969	4,349
Officer Compensation	4,500	-	-	-
Amortization	1,638	-	546	-
Filing and registration	20	-	-	-
Public Relations Communication	4,860	-	4,860	-
Stock transfer management	1,053	2,925	610	2,180
Earnings (Loss) from operations	(22,652)	(12,700)	(12,985)	(6,529)

Net loss and comprehensive loss for the year	(22,652)	(12,700)	(12,985)	(6,529)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	82,775,000	181,275,000	82,775,000	181,275,000

The accompanying notes are an integral part of these financial statements.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.
Statement of Cash Flows
(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	June 30	Mar 31
	2017	2017
	$	$
Cash flows from operating activities
Net income (Loss)	(22,652)	(12,700)
Changes in non-cash working capital
Accounts payable and accrued liabilities	520	6,030
Amortization	1638	-
Net cash provided by (used in) operating activities	(20,494)	(6,670)
Cash flows from investing activities
Purchase of equipment	-	(6,550)
Net cash provided by (used in) financing activities	-	(6,550)
Cash flows from financing activities
Due to related parties	20,490	11,716
Net cash provided by (used in) financing activities	20,490	11,716
Increase (Decrease) in cash and cash equivalents	(4)	(1,504)
Cash and cash equivalents, beginning of period	5	1,505
Cash and cash equivalents, end of period	1	1

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	-	-
Cash paid for income taxes	-	-
Total cash paid for interest and income taxes	-	-

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

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2016are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017.

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

Loss Per Share

Loss per  share  is  computed  using  the  weighted  average  number  of shares outstanding during  the  period.  We have adopted ASC 260, "Earnings Per Share".  Diluted loss per share for year ended June 30, 2017 is equivalent to basic loss per share as there was no potential dilutive equity instrument.

Foreign Currency Transactions

The Company's functional currency is Canadian dollars and its reporting currency is the United States dollar.

The Company’s financial statements are translated from its functional currency, Canadian dollars, to the reporting currency, United States dollars, using the current rate method. Assets and liabilities are translated using the current rate in effect at the balance sheet date and revenues and expenses are translated at the average rate for the period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity. At June 30, 2017, the Company did not have any other comprehensive income (loss).

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

As at June 30, 2017 the balance due to a majority shareholder was $51,754. The amount due to the major shareholder is unsecured, non-interest bearing and due on demand.

As at June 30, 2017 the balance due to other related third parties was $15,694.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This report on Form 10-Q should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended March 31, 2017, as filed with the Securities and Exchange Commission ("SEC") on July 15, 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, management, are subject to an insignificant risk of loss in value. The Company had $0.00 in cash and cash equivalents as of June 30, 2017 and March 31, 2017 respectively.

Principal of Consolidation

These consolidated financial statements include the accounts of Lotus Bio-technology Development.  All intercompany balances and transactions have been eliminated in consolidation.

5.

SUBSEQUENT EVENTS

As at June 30, 2017, there is no subsequent events. The Company has evaluated all subsequent events through the filing date of the form 10Q for appropriate accounting and disclosure, and there is no subsequent event disclosure required.

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

Results of operations

Results of operations for the three and six months ended June 30, 2017 and December 31, 2016

We have not earned any revenues during the three and six months ended June 30, 2017. We incurred expenses and a net loss in the amount of $3,111 for the three months ended June 30, 2017. Our expenses during the three months ended June 30, 2017 consisted of accounting and legal fees of $3,111. By comparison, we incurred a net loss of $4,019 for the three months ended December 31, 2016. We incurred expenses and a net loss in the amount of $4,621 for the six months ended December 31, 2016. Our expenses during the six months ended December 31, 2016 consisted of accounting and legal fees of $5,426, general and administrative fees of $20, stock transfer management fee of $745, and amortization expense of $546. By comparison, we incurred a net loss of $6,171 for the six months ended June 30, 2017.

Our losses are attributable to operating expenses together with a lack of any revenues.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

As of June 30, 2017, our total current assets were $1 and our total current liabilities were $87,781. Accordingly, we had a working capital deficit of $87,781 as of June30, 2017.

During the six months ended June 30, 2017, the former sole officer and director of the Company paid no expenses on behalf of the Company. As of June 30, 2017, $67,448 was due to the previous sole officer and director. The amount due was unsecured, non-interest bearing and due on demand.

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

Off Balance Sheet Arrangements

As of June 30, 2017, there were no off balance sheet arrangements.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 21st day of August, 2017.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP

BY:	William Ko
William Ko
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors