Form 10-Q/A
period 2017-06-30
Lotus Biotech Development Corp.
filed 2017-09-13
CIK 1520592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

REASON FOR AMENDMENT

The shell status was incorrectly checked, reflecting the company was a shell at the filing of the Form 10-Q for the period ended June 30, 2017, no other changes were required to be amended or changed.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of September, 2017.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP

BY:	William Ko
William Ko
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors