Form 10-Q
period 2017-09-30
Lotus Biotech Development Corp.
filed 2017-11-13
CIK 1520592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

September 30, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54745

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State of incorporation)

Unit 02 5/F Hankow Rd

Tsim, Sha Tsui,

Kowloon, Hong Kong

(Address of principal executive offices)

(852) 554 3668

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

NO [x  ]

As of April 28, 2017, there were 82,775,500 shares of the registrant's $0.00001 par value common stock issued and outstanding.

TABLE OF CONTENTS

		Page

	PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3

	Condensed Balance Sheets - Unaudited	3

	Condensed Statements of Operations - Unaudited	4

	Condensed Statements of Cash Flows - Unaudited	5

	Notes to the Financial Statements - Unaudited	6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION
	AND RESULTS OF OPERATION.	9

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES	11
	ABOUT MARKET RISK.

ITEM 4.	CONTROLS AND PROCEDURES.	11

ITEM 5.	OTHER INFORMATION	11

	PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.	12

ITEM 6.	EXHIBITS.	12

Signatures		13

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.
Balance Sheet
(Unaudited)
	Dec 30	Sept 30
	2016	2017
	$	$
ASSETS

Current Assets
Cash and cash equivalents	1	5
Total current assets	1	5

Capital Assets
Property and equipment, net	3,820	5,458
Total capital assets	3,821	5,458

TOTAL ASSETS	3,821	5,463

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	20,333	15,313
Due to related parties	67,448	51,458
Total current liabilities	87,781	66,771

TOTAL LIABILITIES	87,781	66,771
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

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.
Statement of Operations
(Unaudited)
	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	Sept 30	Jun 30	Sept 30	Dec 31
	2017	2017	2017	2016
	$	$	$	$
Expenses
Accounting and legal	10,581	9775	6,969	4,349
Officer Compensation	4,500	-	-	-
Amortization	1,638	-	546	-
Filing and registration	20	-	-	-
Public Relations Communication	4,860	-	4,860	-
Stock transfer management	1,053	2,925	610	2,180
Earnings (Loss) from operations	(22,652)	(12,700)	(12,985)	(6,529)

Net loss and comprehensive loss for the year	(22,652)	(12,700)	(12,985)	(6,529)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	82,775,000	181,275,000	82,775,000	181,275,000

The accompanying notes are an integral part of these financial statements.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.
Statement of Cash Flows
(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	Sept 30	Sept 30
	2017	2016
	$	$
Cash flows from operating activities
Net income (Loss)	(22,652)	(12,700)
Changes in non-cash working capital
Accounts payable and accrued liabilities	520	6,030
Amortization	1638	-
Net cash provided by (used in) operating activities	(20,494)	(6,670)
Cash flows from investing activities
Purchase of equipment	-	(6,550)
Net cash provided by (used in) financing activities	-	(6,550)
Cash flows from financing activities
Due to related parties	20,490	11,716
Net cash provided by (used in) financing activities	20,490	11,716
Increase (Decrease) in cash and cash equivalents	(4)	(1,504)
Cash and cash equivalents, beginning of period	5	1,505
Cash and cash equivalents, end of period	1	1

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	-	-
Cash paid for income taxes	-	-
Total cash paid for interest and income taxes	-	-

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

2. GOING CONCERN

The Company’s interim unaudited financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $22,652 for the nine months ended September30, 2017. The Company has not generated any operating revenues to date, has a working capital deficit and existence is dependent upon management’s ability to develop profitable operations. These conditions raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

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

The Company’s financial statements are translated from its functional currency, Canadian dollars, to the reporting currency, United States dollars, using the current rate method. Assets and liabilities are translated using the current rate in effect at the balance sheet date and revenues and expenses are translated at the average rate for the period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity. At Jun 30, 2017, the Company did not have any other comprehensive income (loss).

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

As at Sept 30, 2017 the balance due to a majority shareholder was $51,754. The amount due to the major shareholder is unsecured, non-interest bearing and due on demand.

As at Sept 30, 2017 the balance due to other related third parties was $15,694.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, management, are subject to an insignificant risk of loss in value. The Company had $0.00 in cash and cash equivalents as of Sept 30, 2017 and March 31, 2017 respectively.

Principal of Consolidation

These consolidated financial statements include the accounts of Lotus Bio-technology Development.  All intercompany balances and transactions have been eliminated in consolidation.

5.

SUBSEQUENT EVENTS

As at Sept 30, 2017, there is no subsequent events. The Company has evaluated all subsequent events through the filing date of the form 10Q for appropriate accounting and disclosure, and there is no subsequent event disclosure required.

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

Results of operations

Results of operations for the three and six months ended Sept 30, 2017 and June 30, 2017

We have not earned any revenues during the three and six months ended Sept 30, 2017. We incurred expenses and a net loss in the amount of $3,111 for the three months ended June 30, 2017. Our expenses during the three months ended Sept 30, 2017 consisted of accounting and legal fees of $3,111. By comparison, we incurred a net loss of $4,019 for the three months ended Sept 30, 2017. We incurred expenses and a net loss in the amount of $4,621 for the six months ended sept30, 2017. Our expenses during the six months ended June 30, 2017 consisted of accounting and legal fees of $5,426, general and administrative fees of $20, stock transfer management fee of $745, and amortization expense of $546. By comparison, we incurred a net loss of $6,171 for the six months ended Sept 30, 2017.

Our losses are attributable to operating expenses together with a lack of any revenues.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

As of Sept 30, 2017, our total current assets were $1 and our total current liabilities were $87,781. Accordingly, we had a working capital deficit of $87,781 as of Sept 30, 2017.

During the six months ended Sept 30, 2017, the former sole officer and director of the Company paid no expenses on behalf of the Company. As of Sept 30, 2017, $67,448 was due to the previous sole officer and director. The amount due was unsecured, non-interest bearing and due on demand.

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

Off Balance Sheet Arrangements

As of Sept 30, 2017, there were no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2017. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective.

There were no changes in our internal control over financial reporting during the quarter ended Sept 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November, 2017.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP

BY:	William Ko _________
William Ko
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors