Form 10-Q
period 2017-12-31
Lotus Biotech Development Corp.
filed 2018-02-13
CIK 1520592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

 December 31/2017

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

YES [  ]

NO [x  ]

As of December 31, 2017, there were 782,775,500 shares of the registrant's $0.00001 par value common stock issued and outstanding.

TABLE OF CONTENTS

		Page

	PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3

	Condensed Balance Sheets - Unaudited	3

	Condensed Statements of Operations - Unaudited	4

	Condensed Statements of Cash Flows - Unaudited	5

	Notes to the Financial Statements - Unaudited	6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION
	AND RESULTS OF OPERATION.	9

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES	11
	ABOUT MARKET RISK.

ITEM 4.	CONTROLS AND PROCEDURES.	11

ITEM 5.	OTHER INFORMATION	11

	PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.	12

ITEM 6.	EXHIBITS.	12

Signatures		13

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.
Balance Sheet
(Unaudited)
	Dec 30	Dec 301
	2016	2017
	$	$
ASSETS

Current Assets
Cash and cash equivalents	1	50,005
Total current assets	1	50,005

Capital Assets
Property and equipment, net	3,820	5,458
Total capital assets	3,821	5,458

TOTAL ASSETS	3,821	55,463

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	20,333	15,313
Due to related parties	67,448	51,458
Total current liabilities	87,781	66,771

TOTAL LIABILITIES	87,781	66,771
Stockholder's equity (Deficiency)
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
800,000,000 common shares, par value $0.00001

Issued and outstanding:
Nil preferred shares
782,775,500 common shares	828	828
Additional paid-in capital	867,263	867,263

Accumulated deficit	(952,051)	(929,399)
Total stockholders' equity (deficit)	(83,960)	(61,308)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	3,821	55,463

The accompanying notes are an integral part of these financial statements.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.
Statement of Operations
(Unaudited)
	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	Dec 31	Sept 30	Dec 31	Sept 30
	2017	2017	2017	2017
	$	$	$	$
Expenses
Accounting and legal	10,581	9775	6,969	4,349
Officer Compensation	4,500	-	-	-
Amortization	1,638	-	546	-
Filing and registration	20	-	-	-
Public Relations Communication	4,860	-	4,860	-
Stock transfer management	1,053	2,925	610	2,180
Earnings (Loss) from operations	(22,652)	(12,700)	(12,985)	(6,529)

Net loss and comprehensive loss for the year	(22,652)	(12,700)	(12,985)	(6,529)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	782,775,500	181,275,000	82,775,000	181,275,000

The accompanying notes are an integral part of these financial statements.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.
Statement of Cash Flows
(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	Dec 31	Sept 30
	2017	2017
	$	$
Cash flows from operating activities
Net income (Loss)	(22,652)	(12,700)
Changes in non-cash working capital
Accounts payable and accrued liabilities	520	6,030
Amortization	1638	-
Net cash provided by (used in) operating activities	(20,494)	(6,670)
Cash flows from investing activities
Purchase of equipment	-	(6,550)
Net cash provided by (used in) financing activities	-	(6,550)
Cash flows from financing activities
Due to related parties	20,490	11,716
Net cash provided by (used in) financing activities	20,490	11,716
Increase (Decrease) in cash and cash equivalents	(4)	(1,504)
Cash and cash equivalents, beginning of period	5	1,505
Cash and cash equivalents, end of period	1	1

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	-	-
Cash paid for income taxes	-	-
Total cash paid for interest and income taxes	-	-

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

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information required to be included in a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2017are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018.

2. GOING CONCERN

The Company’s interim unaudited financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $22,652 for the nine months ended December 31, 2017. The Company has not generated any operating revenues to date, has a working capital deficit and existence is dependent upon management’s ability to develop profitable operations. These conditions raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

Our activities to date have been supported by equity financing and demand loans from our major shareholder. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan and new course of action.

Loss Per Share

Loss per  share  is  computed  using  the  weighted  average  number  of shares outstanding during  the  period.  We have adopted ASC 260, "Earnings Per Share".  Diluted loss per share for year ended March 31, 2017 is equivalent to basic loss per share as there was no potential dilutive equity instrument.

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

Capital Stock – share structure

The corporation’s articles pertaining to Stock has been amended as of Nov 16, 2017 to increase the authorized capital stock to 800,000,000 shares of common stock having par value of $0.00001 per   share. The amendment was made and approved by the Company’s Board of Directors on July 15, 2015. The Board of Directors have 83.3% of common stock which have 83.3% voting in favor of this amendment. The corporation’s articles pertaining to Stock has been amended as of July 21, 2015 to keep the authorized capital stock to 100,000,000 shares of preferred stock having par value of $0.00001 per share.  The Board of Directors have 83.3% of common stock which have 83.3% voting in favor in keeping the preferred stock to 100,000,000 shares.

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

We adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  We are disclosing this information on our Statement of Stockholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  We have no elements of "other comprehensive income” from March 24, 2011 (inception) to December 31, 2017

3. DUE TO RELATED PARTIES

As at Dec 31, 2017 the balance due to a majority shareholder was $71,754. The amount due to the major shareholder is unsecured, non-interest bearing and due on demand.

As at Dec 31, 2017 the balance due to other related third parties was $25,694.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, management, are subject to an insignificant risk of loss in value. The Company had $50,005 in cash and cash equivalents as of Dec 31, 2017 and March 31, 2017 respectively.

Principal of Consolidation

These consolidated financial statements include the accounts of Lotus Bio-technology Development.  All intercompany balances and transactions have been eliminated in consolidation.

5.

SUBSEQUENT EVENTS

As at Dec 31, 2017, there is no subsequent events. The Company has evaluated all subsequent events through the filing date of the form 10Q for appropriate accounting and disclosure, and there is no subsequent event disclosure required.

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

In anticipation of the Company's growth strategy, Lotus Bio-Technology intends to establish a corporate office in Yong Zhou City to serve as our China headquarters for its daily business activity. Our local office is currently in Point Roberts, WA.

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

Results of operations

Results of operations for the three and six months ended December 31, 2017 and June 30, 2017

We have not earned any revenues during the three and six months ended Dec 31, 2017. We incurred expenses and a net loss in the amount of $8,111 for the three months ended Sept 30, 2017. Our expenses during the three months ended Sept 30, 2017 consisted of accounting and legal fees of $8,111. By comparison, we incurred a net loss of $4,019 for the three months ended Sept 30, 2017. We incurred expenses and a net loss in the amount of $4,621 for the six months ended Dec 31, 2017. Our expenses during the six months ended June 30, 2017 consisted of accounting and legal fees of $7,426, general and administrative fees of $20, stock transfer management fee of $1745, and amortization expense of $846. By comparison, we incurred a net loss of $12,171 for the six months ended Sept 30, 2017.

Our losses are attributable to operating expenses together with a lack of any revenues.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

As of Dec 31, 2017, our total current assets were $1 and our total current liabilities were $87,781. Accordingly, we had a working capital deficit of $87,781 as of Dec 31, 2017.

During the six months ended Dec 31, 2017, the former sole officer and director of the Company paid no expenses on behalf of the Company. As of Dec 31, 2017, $87,454 was due to the previous sole officer and director. The amount due was unsecured, non-interest bearing and due on demand.

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

Off Balance Sheet Arrangements

As of Dec 31, 2017, there were no off balance sheet arrangements.

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

There were no changes in our internal control over financial reporting during the quarter ended Dec 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of February, 2018.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP

BY:	William Ko _________
William Ko
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors