Form 10-K/A
period 2017-03-31
Lotus Biotech Development Corp.
filed 2021-01-21
CIK 1520592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-55281

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

#108 2559 Parkview lane Port Coquitlam BC Canada V3c6m1

(Address of principal executive offices, including zip code.)

(778) 814-7729

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act: YES ☒    NO ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9,832,500

As of January 21, 2021, 782,775,000 shares of the registrant’s common stock were outstanding.

Explanatory Note:

The purpose of this Amendment No. 1 to Form 10-K/A for the year ended March 31, 2017, is for the following purposes:

1)	Remove assets that had been written off and/or consumed during the year;

2)	Correct accounts payable;

3)	Correct accounting for operating expenses and remove the expense for stock for services.

i

PART I

ITEM 1. BUSINESS.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

Lotus Bio-Technology Development Corp. (formerly Starflick.Com) (“we”, “our”, the “Company”) was formed on March 24, 2011. Lotus Bio-Technology Development Corp. is a company that is actively seeking out new opportunities in the Organic and Bio-technology space. Our mandate is to search for companies that are synergistic in our belief that we are an environmentally friendly corporation.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES.

None.

ITEM 3. LEGAL PROCEEDINGS.

There are no claims, actions, suits, proceedings, or investigations that are currently pending or, to the Company’s knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of the Company’s officers, directors, or affiliates.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the over-the-counter Bulletin Board. It currently trades under the symbol “LBTD”.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs, and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as ID and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Recent Sales of Unregistered Securities

None

Issuer Purchase of Securities

The Company did not repurchase any of its securities during the fiscal years ended March 31, 2017 and 2016.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Plan of Operation

We are a start-up company, actively seeking out new opportunities in the Organic and Bio-technology space. Our mandate is to search for companies that are synergistic in our belief that we are an environmentally friendly corporation.

Results of Operations

Year Ended March 31, 2017 compared to the Year Ended March 31, 2016

We have not yet recognized any revenue as of March 31, 2017.

For the year ended March 31, 2017 our net loss was $19,550 compared to $781,105 for the year ended March 31, 2016. In the prior year we incurred $765,000 of stock-based compensation.

Liquidity and Capital Resources

As of March 31, 2017, we have no available cash, liabilities of $80,859 and an accumulated deficit of $948,949. During the year ended March 31, 2017 we used $17,755 of cash.

Our sole officer and director is willing to advance funds to us on an as needed basis until such time as we can sustain our operations without his assistance. At the present time, we have not made any arrangements to raise additional cash, other than through as described herein. If we need additional cash and can’t raise it, or Mr. Nagy will not advance the same, we will either have to suspend operations until we do raise the cash or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Liquidity and Capital Resources

We will be able to stay in business for at least one year by drop shipping oil and gas equipment to our customers since the customer is responsible for payment in full of all equipment prior to delivery of the same. To meet our need for cash for oil and gas exploration, we will attempt to raise money from a private placement and our profits from the sale of oil and gas equipment.

Our sole officer and sole director is willing to advance funds to us on an as needed basis until such time as we can sustain our operations without his assistance. At the present time, we have not made any arrangements to raise additional cash, other than through as described herein. If we need additional cash and can’t raise or Mr. Nagy will not advance the same, we will either have to suspend operations until we do raise the cash or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

Lotus Bio-Technology Development Corp.

Opinion on the Financial Statements

We have audited the accompanying restated balance sheets of Lotus Bio-Technology Development Corp. as of March 31, 2017 (restated) and 2016 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the restated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2017 (restated) and 2016 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2019.

Seattle, Washington

December 31, 2020

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

BALANCE SHEETS

	March 31, 2017	March 31, 2016
	(Restated)
ASSETS
Current Assets:
Cash	$1	$5
Total current assets	1	5

Software, net	-	5,458
Total Assets	$1	$5,463

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$11,650	$15,313
Loan payable	6,450	-
Due to related party	62,759	51,458
Total Current Liabilities	80,859	66,771
Total Liabilities	80,859	66,771

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred Stock, par value $0.00001, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $0.00001, 300,000,000 shares authorized; 82,775,000 shares issued and outstanding	828	828
Additional paid-in capital	867,263	867,263
Accumulated deficit	(948,949)	(929,399)
Total Stockholders’ Deficit	(80,858)	(61,308)
Total Liabilities and Stockholders’ Deficit	$1	$5,463

The accompanying notes are an integral part of these restated financial statements.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2017	2016
	(Restated)
Operating Expenses:
General and administrative	$19,550	$781,105
Total operating expenses	19,550	781,105

Loss from operations	$(19,550)	$(781,105)

Net loss before provision for income tax	(19,550)	(781,105)
Provision for income tax	-	-
Net Loss	$(19,550)	$(781,105)

Loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding, basic and diluted	82,775,000	82,775,000

The accompanying notes are an integral part of these restated financial statements.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2016 AND 2017

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, March 31, 2015	181,275,000	$1,813	$101,278	$(148,294)	$(45,203)

Cancellation of common stock	(100,000,000)	(1,000)	1,000	-	-

Common stock issued for services	1,500,000	15	764,985	-	765,000

Net Loss	-	-	-	(781,105)	(781,105)

Balance, March 31, 2016	82,775,000	828	867,263	(929,399)	(61,308)

Net Loss (restated)	-	-	-	(19,550)	(19,550)

Balance, March 31, 2017 (restated)	82,775,000	$828	$867,263	$(948,949)	$(80,858)

The accompanying notes are an integral part of these restated financial statements.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2017	2016
	(Restated)
Cash flows from operating activities:
Net Loss	$(19,550)	$(781,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	765,000
Loss on impairment of asset	5,458
Amortization expense	-	1,092
Changes in operating assets and liabilities:
Accounts payable	(3,663)	6,575
Net cash used in operating activities	(17,755)	(8,438)

Cash flows from investing activities:
Purchase of software	-	(6,550)
Net cash used by investing activities	-	(6,550)

Cash flows from financing activities:
Cash advances from a related party	11,301	17,025
Loan payable	6,450	-
Repayment of related party advances	-	(3,537)
Net cash provided by financing activities	17,751	13,488

Net decrease in cash	(4)	(1,500)
Cash, beginning of year	5	1,505
Cash, end of year	$1	$5

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Non-cash financing activity:
Purchase of software by related party on behalf of the Company	$-	$6,550
Expense paid by related party on behalf of the Company	$-	$8,438
Cancellation of common stock	$-	$1,000

The accompanying notes are an integral part of these restated financial statements.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

NOTES TO RESTATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Lotus Bio-Technology Development Corp. (formerly Starflick.Com) (“we”, “our”, the “Company”) was formed on March 24, 2011. The company is actively seeking out new opportunities in the Organic and Bio-technology space.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying restated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated useful lives of property and equipment. Actual results could differ from those estimates.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. When property and equipment is retired or otherwise disposed of, the net carrying amount is eliminated with any gain or loss on disposition recognized in earnings at that time. Maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. As of March 31, 2017, the Company deemed its software that had been previously capitalized was fully impaired and recognized a $5,458 loss on impairment. Depreciation expense for the years ended March 31, 2017 and 2016, was $0 and $1,092, respectively.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2017 and 2016.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Net loss per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

The Company’s diluted loss per share is the same as the basic loss per share for the years ended March 31, 2017 and 2016, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has adopted this accounting standard update.

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The guidance is effective for interim and annual periods beginning after December 15, 2018.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivative and Hedging (Topic 815, and Leases (Topic 841). This new guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. While the Company is continuing to assess the potential impacts of ASU 2019-10, it does not expect ASU 2019-10 to have a material effect on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect and applicable. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs and has an accumulated deficit of $948,949, ($765,00 of which is from non-cash stock compensation expense). The Company’s existence is dependent upon management’s ability to develop profitable operations. These conditions raise substantial doubt that the Company will be able to continue as a going concern. These restated financial statements do not include any adjustments that might result from this uncertainty. Activities to date have been supported by equity financing and demand loans from the Company’s major shareholder. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan and new course of action.

NOTE 4 – LOAN PAYABLE

As of March 31, 2017, the Company owed the former CEO $6,450 for cash advances used to pay certain administrative expenses. The advance is unsecured, non-interest bearing and due on demand.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2016, the majority shareholder, on behalf of the Company, purchased $6,550 of software from a third party. Further, the Company borrowed $17,025 from the majority shareholder and repaid $3,537.

During the years ended March 31, 2017 and 2016, the majority shareholder of the Company paid $11,301 and $8,438 of its operating expenses, respectively.

As of March 31, 2017 and 2016, the balance due to the former CEO was $6,450 and $0, respectively. The balance due is unsecured, non-interest bearing and due on demand.

As of March 31, 2017 and 2016, the balance due to the CEO is $62,759 and $51,458, respectively. The balance due is unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMON STOCK TRANSACTIONS

On March 30, 2016, the board of directors of the Company, agreed to cancel 100,000,000 of Mr. Nagy’s, the former officer of the Company, previously issued shares for no consideration.

On November 24, 2015, the Company issued to a third-party consultant 1,500,000 common shares for services rendered. The fair value of the common shares issued was $765,000 and was recorded by the Company as stock-based compensation.

NOTE 7 – PREFERRED STOCK

The Company has 100,000,000 shares of preferred stock authorized. The preferred stock may be divided into and issued in series and designated at the authorization of the Board when deemed necessary.

NOTE 8 – INCOME TAXES

At March 31, 2017, the Company had net operating loss carry forwards of approximately $64,383 that may be offset against future taxable income. No tax benefit has been reported in the March 31, 2017 or 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The provision for Federal income tax consists of the following for the years ended March 31, 2017 and 2016:

	2017	2016
Federal income tax benefit attributable to:
Current operations	$(6,843)	$(5,637)
Less: valuation allowance	6,843	5,637
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 35% for the years ended March 31, 2017 and 2016, of significant items comprising our net deferred tax amount is as follows as of March 31, 2017 and 2016:

	2017	2016
Deferred Tax Assets:
NOL Carryover	$64,383	$57,540
Less valuation allowance	(64,383)	(57,540)
Net deferred tax assets	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 9 – RESTATEMENT

The March 31, 2017 financial statements are being restated to correct errors in accounting for assets, accounts payable, operating expenses and removing the accounting for stock for services.

The following table summarizes changes made to the March 31, 2017 balance sheet.

	March 31, 2017
	As Reported	Adjustment	As Restated
Balance Sheet:
Cash	$5	$(4)	$1
Property & equipment	5,458	(5,458)	-
Total assets	$5,463	(5,462)	$1

Accounts payable	$15,313	$(3,663)	$11,650
Loan payable	-	6,450	6,450
Due to related party	51,458	11,301	62,759
Total liabilities	66,771	14,088	80,859

Common stock	828	-	828
Additional paid-in capital	867,263	-	867,263
Accumulated deficit	(929,399)	(19,550)	(948,949)
Total Stockholders’ Deficit	(61,308)	(19,550)	(80,858)
Total liabilities and stockholders’ deficit	$5,463	$(5,462)	$1

The following table summarizes changes made to the year ended March 31, 2017 Statement of Operations.

	For the year ended March 31, 2017
	As Reported	Adjustment	As Restated
Accounting and legal	$11,519	$(11,519)	$-
General and administrative	765,000	(745,450)	19,550
Stock transfer management	3,494	(3,494)	-
Amortization expense	1,092	(1,092)	-
Net Loss	$(781,105)	$761,555	$(19,550)

NOTE 10 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

The Company accepted the resignation of Zoltan Nagy on June 19, 2017, resigning his position on the Board of Directors, as well as his positions as the sole officer, including principal executive officer and principal financial officer.

Effective June 19, 2017 the Board of Directors appointed William Ko to the Board of Directors and as sole officer, including principal executive officer and principal financial officer.

On August 30, 2017, the Company issued 150,000,000 shares of common stock to Mr. Nagy for services rendered.

Effective November 21, 2017, the Company increased its authorized common stock to 800,000,000 shares, par value $0.001, and decreased its preferred stock to 50,000,000 shares, par value $0.001.

On December 1, 2017, the company issued 550,000,000 shares of common stock to friends and family for total cash proceeds of $55,000. The proceeds were used to make payments on the related part debt of $50,000 and $5,000 on November 16, 2017 and November 24, 2017, respectively.

The Company accepted the resignation of William Ko on December 18, 2018, resigning his position on the Board of Directors and his positions as the sole officer, including principal executive officer and principal financial officer.

Effective April 10, 2019, the Board of Directors appointed Zoltan Nagy to the Board of Directors and as sole officer, including principal executive officer and principal financial officer. Mr. Nagy will serve on the board until the next annual shareholders meeting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K/A.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, these disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting. Our Chief Executive Officer and Chief Financial Officer are responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The policies and procedures include:

●	maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

●	reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

●	reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period March 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year March 31, 2017, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

●	lack of an audit committee

●	lack of timely filing of our SEC documents

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended March 31, 2017 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our sole director will serve until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his or his successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Zoltan Nagy 1361 Peltier Drive Point Roberts, Washington 98281	54	president, principal executive officer, principal financial officer, principal accounting officer, secretary, treasurer and sole member of the board of directors

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of Our Sole Officer and Director

Since our inception, Zoltan Nagy has been our president, secretary, treasurer, principal financial officer, principal accounting officer and sole member of our board of directors. Since March 24, 2011, Mr. Nagy has been president, secretary, treasurer, principal financial officer, principal accounting officer and sole member of our board of directors of Starflick.com our parent corporation. From August 30, 2007 to April 27, 2011, Mr. Nagy was president, chief executive officer, treasurer, secretary and a director of Raptor Technology Group, Inc., a Nevada corporation whose common stock is traded on the Bulletin Board under the symbol RAPT. Raptor Technology Group, Inc. is engaged in the business of fabrication of equipment. On October 10, 2014, Raptor’s Exchange Act registration was revoked by the SEC. The foregoing positions constituted Mr. Nagy’s principal occupations and employment during the past five years.

None of our officer nor directors, promoters or control persons have been involved in the past ten years in any of the following:

(1)	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon a review of those forms and representations regarding the need for filing for the year ended March 31, 2017, we believe all necessary forms have been filed.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last two fiscal years ending March 31 for our sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(j)
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation Earnings	Total
Position	Year	($)	($)	($)	(S)	($)	($)	($)
Zoltan Nagy	2017	0	0	0	0	0	0	0
President	2016	0	0	0	0	0	0	0

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

Compensation of Directors

The sole member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to our directors. There are no contractual arrangements with our sole director. We have no director’s service contracts. The following table sets forth compensation paid to our sole director for the years ended March 31, 2016 and 2017. Since that time we have not paid any compensation to Mr. Nagy either as an executive officer or as a director.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Zoltan Nagy	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and present owners of 5% or more of our total outstanding shares of 782,274,000. The table also reflects what their ownership will be assuming completion of the sale of all shares in our public offering. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Number of Shares	Percentage of Ownership
Beneficial Ownership
Zoltan Nagy 1361 Peltier Drive Point Roberts, WA 98281	150,000,000	19.1%
All Officers and Directors as a Group (1 person)	150,000,000	19.1%

Dominic Baker	50,000,000	6.4%
Margaret Kuhn	50,000,000	6.4%
Margit Pap	50,000,000	6.4%
Iren Szabo	50,300,000	6.4%
Noriko Tasaka	50,000,000	6.4%
Yoko Tasaka	50,000,000	6.4%
Kyoko Uchiyama	50,450,000	6.4%
Motofumi Uchiyama	50,000,000	6.4%
Other 5% shareholder as a Group (8 persons)	400,750,000	51.2%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since the fiscal year ended March 31, 2017, Zoltan Nagy, CEO and Director, has advanced the Company funds to pay for general operating expenses. As of March 31, 2017 and 2016, $62,759 and $51,458, respectively, is due to Mr. Nagy. The amount due is unsecured, non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2017	2016
Audit Fees	$0	$0
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	$0	$0

Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other three categories.

PART IV

ITEM 15. EXHIBITS

Exhibit	Document Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this January 21, 2021,

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

BY:	/s/ Zoltan Nagy
Zoltan Nagy
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Zoltan Nagy	President, Chief Executive Officer, Principal Financial Officer,	January 21, 2021
Zoltan Nagy	Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors