Form 10-Q/A
period 2017-06-30
Lotus Biotech Development Corp.
filed 2021-01-27
CIK 1520592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A No.2

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55281

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

#108 2559 Parkview lane Port Coquitlam BC Canada V3c6m1

(Address of principal executive offices, including zip code.)

(778) 814-7729

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 25, 2021, there were 782,775,000 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

Explanatory Note:

The purpose of this Amendment No. 2 to Form 10-Q/A for the three months ended June 30, 2017, is for the following purposes:

1)	Remove assets that had been written off and/or consumed in the prior year;
2)	Correct accounts payable;
3)	Correct accounting for operating expenses.

i

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

BALANCE SHEETS

	June 30, 2017	March 31, 2017
	(Restated)/ (Unaudited)	(Restated)/ (Audited)
ASSETS
Current Assets:
Cash	$1	$1
Total current assets	1	1

Total Assets	$1	$1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$11,740	$11,650
Loan payable	6,450	6,450
Due to related party	62,759	62,759
Total Current Liabilities	80,949	80,859
Total Liabilities	80,949	80,859

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred Stock, par value $0.00001, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $0.00001, 300,000,000 shares authorized; 82,775,000 shares issued and outstanding	828	828
Additional paid-in capital	867,263	867,263
Accumulated deficit	(949,039)	(948,949)
Total Stockholders’ Deficit	(80,948)	(80,858)
Total Liabilities and Stockholders’ Deficit	$1	$1

The accompanying notes are an integral part of these restated financial statements.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2017	2016
	(Restated)
Operating Expenses:
General and administrative	$90	$1,510
Total operating expenses	90	1,510

Loss from operations	$(90)	$(1,510)

Net loss before provision for income tax	(90)	(1,510)
Provision for income tax	-	-
Net Loss	$(90)	$(1,510)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	82,775,000	82,775,000

The accompanying notes are an integral part of these restated financial statements.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2017

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, March 31, 2016	82,775,000	$828	$867,263	$(929,399)	$(61,308)

Net Loss	-	-	-	(1,510)	(1,510)

Balance, June 30, 2016	82,775,000	$828	$867,263	$(930,909)	$(62,818)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, March 31, 2017 (restated)	82,775,000	$828	$867,263	$(948,949)	$(80,858)

Net Loss (restated)	-	-	-	(90)	(90)

Balance, June 30, 2017 (restated)	82,775,000	$828	$867,263	$(949,039)	$(80,948)

The accompanying notes are an integral part of these restated financial statements.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

STATEMENTS OF CASH FLOWS

	For the Three Months Ended June 30,
	2017	2016
	(Restated)
Cash flows from operating activities:
Net Loss	$(90)	$(1,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	-	546
Changes in operating assets and liabilities:
Accounts payable	90	964
Net cash used in operating activities	-	-

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Repayment of related party advances	-	(4)
Net cash used by financing activities	-	(4)

Net change in cash	-	(4)
Cash, beginning of period	1	5
Cash, end of period	$1	$1

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these restated financial statements.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

NOTES TO RESTATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited restated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending March 31, 2018. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017.

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

Recently issued accounting pronouncements

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs and has an accumulated deficit of $949,039, ($765,00 of which is from non-cash stock compensation expense). The Company’s existence is dependent upon management’s ability to develop profitable operations. These conditions raise substantial doubt that the Company will be able to continue as a going concern. These restated financial statements do not include any adjustments that might result from this uncertainty. Activities to date have been supported by equity financing and demand loans from the Company’s major shareholder. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan and new course of action.

NOTE 4 – LOAN PAYABLE

As of June 30, 2017, the Company owed the former CEO $6,450 for cash advances used to pay certain administrative expenses. The advance is unsecured, non-interest bearing and due on demand.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2017 and March 31, 2017, the balance due to the CEO is $62,759 and $62,759, respectively. The balance due is unsecured, non-interest bearing and due on demand.

NOTE 6 – PREFERRED STOCK

The Company has 100,000,000 shares of preferred stock authorized. The preferred stock may be divided into and issued in series and designated at the authorization of the Board when deemed necessary.

NOTE 7 – RESTATEMENT

The March 31, 2017 financial statements were restated to correct errors in accounting for assets, accounts payable, operating expenses and removing the accounting for stock for services.

The following table summarizes changes made to the March 31, 2017 balance sheet.

	March 31, 2017
	As Reported	Adjustment	As Restated
Balance Sheet:
Cash	$5	$(4)	$1
Property & equipment	5,458	(5,458)	-
Total assets	$5,463	(5,462)	$1

Accounts payable	$15,313	$(3,663)	$11,650
Loan payable	-	6,450	6,450
Due to related party	51,458	11,301	62,759
Total liabilities	66,771	14,088	80,859

Common stock	828	-	828
Additional paid-in capital	867,263	-	867,263
Accumulated deficit	(929,399)	(19,550)	(948,949)
Total Stockholders’ Deficit	(61,308)	(19,550)	(80,858)
Total liabilities and stockholders’ deficit	$5,463	$(5,462)	$1

The June 30, 2017 financial statements are being restated to correct errors in accounting for assets, accounts payable, and operating expenses.

The following table summarizes changes made to the June 30, 2017 balance sheet.

	June 30, 2017
	As Reported	Adjustment	As Restated
Balance Sheet:
Cash	$1	$-	$1
Property & equipment	3,820	(3,820)	-
Total assets	$3,821	(3,820)	$1

Accounts payable	$20,333	$(8,593)	$11,740
Loan payable	-	6,450	6,450
Due to related party	67,448	(4,689)	62,759
Total liabilities	87,781	(6,832)	80,949

Common stock	828	-	828
Additional paid-in capital	867,263	-	867,263
Accumulated deficit	(952,051)	3,012	(949,039)
Total Stockholders’ Deficit	(83,960)	3,012	(80,948)
Total liabilities and stockholders’ deficit	$3,821	$(3,820)	$1

The following table summarizes changes made to the June 30, 2017 Statement of Operations.

	For the three months ended June 30, 2017
	As Reported	Adjustment	As Restated
Accounting and legal	$10,581	$(10,491)	$90
Officer compensation	4,500	(4,500)	-
General and administrative	4,880	(4,880)	-
Stock transfer management	1,053	(1,053)	-
Amortization expense	1,638	(1,638)	-
Net Loss	$(22,652)	$22,562	$(90)

NOTE 8 - SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

●	our future strategic plans;

●	our future operating results;

●	our business prospects;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy;

●	our possibility of not successfully raising future financings; and

●	the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

We have not yet recognized any revenue as of June 30, 2017.

For the three months ended June 30, 2017 our net loss was $90 compared to $1,510 for the three months ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2017, we have no available cash, liabilities of $80,949 and an accumulated deficit of $949,039. During the three months ended June 30, 2017 we used $0 of cash.

Liquidity and Capital Resources

Our sole officer and sole director is willing to advance funds to us on an as needed basis until such time as we can sustain our operations without his assistance. At the present time, we have not made any arrangements to raise additional cash, other than through as described herein. If we need additional cash and can’t raise it and/or Mr. Nagy will not advance the same, we will either have to suspend operations until we do raise the cash or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 2 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.  Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2017.

The following aspects of the Company were noted as potential material weaknesses:

●	lack of an audit committee

●	lack of segregation of duties

●	Untimely preparation of required SEC filings

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item; however, due to the current circumstance we have chosen to include the following risk factor.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

No.	Description
31.1	Chief Executive Officer and Chief Financial Officer Section 302 Certification
32.1	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this January 27, 2021.

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Chief Executive Officer,	January 27, 2021
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors