Form 10-Q/A
period 2017-09-30
Lotus Biotech Development Corp.
filed 2021-02-23
CIK 1520592

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of February 9, 2021, there were 782,775,000 shares of the registrant's $0.00001 par value common stock issued and outstanding.

Explanatory Note:

The purpose of this Amendment No. 2 to Form 10-Q/A for the six months ended September 30, 2017, is for the following purposes:

1)	Remove assets that had been written off and/or consumed in the prior year;
2)	Correct accounts payable;
3)	Correct accounting for operating expenses.

i

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

BALANCE SHEETS

	September 30, 2017	March 31, 2017
	(Restated)/ (Unaudited)	(Restated)/ (Audited)
ASSETS
Current Assets:
Cash	$1	$1
Total current assets	1	1

Total Assets	$1	$1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$11,011	$11,650
Loan payable	6,450	6,450
Due to related party	63,759	62,759
Total Current Liabilities	81,220	80,859
Total Liabilities	81,220	80,859

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred Stock, par value $0.00001, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $0.00001, 300,000,000 shares authorized; 232,775,000 and 82,775,000 shares issued and outstanding, respectively	2,328	828
Additional paid-in capital	880,763	867,263
Accumulated deficit	(964,310)	(948,949)
Total Stockholders’ Deficit	(81,219)	(80,858)
Total Liabilities and Stockholders’ Deficit	$1	$1

The accompanying notes are an integral part of these restated unaudited financial statements.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2017	2016	2017	2016
	(Restated)		(Restated)
Operating Expenses:
General and administrative	$271	$3,111	$361	$4,621
Officer stock compensation	15,000	-	15,000
Total operating expenses	15,271	3,111	15,361	4,621

Loss from operations	$(15,271)	$(3,111)	$(15,361)	$(4,621)

Net loss before provision for income tax	(15,271)	(3,111)	(15,361)	(4,621)
Provision for income tax	-	-	-	-
Net Loss	$(15,271)	$(3,111)	$(15,361)	$(4,621)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	131,688,043	82,775,000	107,231,522	82,775,000

The accompanying notes are an integral part of these restated unaudited financial statements.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2016 AND 2017

(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, March 31, 2016	82,775,000	$828	$867,263	$(929,399)	$(61,308)
Net Loss	-	-	-	(1,510)	(1,510)
Balance, June 30, 2016	82,775,000	828	867,263	(930,909)	(62,818)
Net Loss	-	-	-	(3,111)	(3,111)
Balance, September 30, 2016	82,775,000	$828	$867,263	$(934,020)	$(65,929)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, March 31, 2017 (restated)	82,775,000	$828	$867,263	$(948,949)	$(80,858)
Net Loss (restated)	-	-	-	(90)	(90)
Balance, June 30, 2017 (restated)	82,775,000	828	867,263	(949,039)	(80,948)
Shares issued for services – related party	150,000,000	1,500	13,500	-	15,000
Net Loss (restated)	-	-	-	(15,271)	(15,271)
Balance, September 30, 2017 (restated)	232,775,000	$2,328	$880,763	$(964,310)	$(81,219)

The accompanying notes are an integral part of these restated unaudited financial statements.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended September 30,
	2017	2016
	(Restated)
Cash flows from operating activities:
Net Loss	$(15,361)	$(4,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	-	546
Common stock issued for officer compensation	15,000	-
Changes in operating assets and liabilities:
Accounts payable	(639)	(5,419)
Net cash used in operating activities	(1,000)	(9,494)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Related party advances	1,000	9,490
Net cash provided by financing activities	1,000	9,490

Net change in cash	-	(4)
Cash, beginning of period	1	5
Cash, end of period	$1	$1

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these restated unaudited financial statements.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

NOTES TO RESTATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs and has an accumulated deficit of $964,310, ($780,000 of which is from non-cash stock compensation expense). The Company’s existence is dependent upon management’s ability to develop profitable operations. These conditions raise substantial doubt that the Company will be able to continue as a going concern. These restated financial statements do not include any adjustments that might result from this uncertainty. Activities to date have been supported by equity financing and demand loans from the Company’s major shareholder. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan and new course of action.

NOTE 4 – LOAN PAYABLE

As of September 30, 2017, the Company owed the former CEO $6,450 for cash advances used to pay certain administrative expenses. The advance is unsecured, non-interest bearing and due on demand.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2017 and March 31, 2017, the balance due to the CEO is $63,759 and $62,759, respectively. The balance due is unsecured, non-interest bearing and due on demand.

On August 30, 2017, the Company issued 150,000,000 shares of common stock to Mr. Nagy for services rendered. The shares were valued at $0.0001 for total non-cash stock compensation expense of $15,000.

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

The following table summarizes changes made to the March 31, 2017 balance sheet.

	March 31, 2017
	As Reported	Adjustment	As Restated
Balance Sheet:
Cash	$5	$(4)	$1
Property & equipment	5,458	(5,458)	-
Total assets	$5,463	(5,462)	$1

Accounts payable	$15,313	$(3,663)	$11,650
Loan payable	-	6,450	6,450
Due to related party	51,458	11,301	62,759
Total liabilities	66,771	14,088	80,859

Common stock	828	-	828
Additional paid-in capital	867,263	-	867,263
Accumulated deficit	(929,399)	(19,550)	(948,949)
Total Stockholders’ Deficit	(61,308)	(19,550)	(80,858)
Total liabilities and stockholders’ deficit	$5,463	$(5,462)	$1

The September 30, 2017 financial statements are being restated to correct errors in accounting for assets, accounts payable, and operating expenses.

The following table summarizes changes made to the September 30, 2017 balance sheet.

	September 30, 2017
	As Reported	Adjustment	As Restated
Balance Sheet:
Cash	$5	$(4)	$1
Property & equipment	5,458	(5,458)	-
Total assets	$5,463	(5,462)	$1

Accounts payable	$15,313	$(4,302)	$11,011
Loan payable	-	6,450	6,450
Due to related party	51,458	12,301	63,759
Total liabilities	66,771	14,449	81,220

Common stock	828	1,500	2,328
Additional paid-in capital	867,263	13,500	880,763
Accumulated deficit	(929,399)	(34,911)	(964,310)
Total Stockholders’ Deficit	(61,308)	(19,911)	(81,219)
Total liabilities and stockholders’ deficit	$5,463	$(5,462)	$1

The following table summarizes changes made to the September 30, 2017 Statements of Operations.

	For the three months ended September 30, 2017
	As Reported	Adjustment	As Restated
Accounting and legal	$6,969	$(6,969)	$-
Officer compensation	-	15,000	15,000
General and administrative	4,860	(4,589)	271
Stock transfer management	610	(610)	-
Amortization expense	546	(546)	-
Net Loss	$(12,985)	$(2,286)	$(15,271)

	For the six months ended September 30, 2017
	As Reported	Adjustment	As Restated
Accounting and legal	$10,581	$(10,581)	$-
Officer compensation	4,500	10,500	15,000
General and administrative	4,880	(4,519)	361
Stock transfer management	1,053	(1,053)	-
Amortization expense	1,638	(1,638)	-
Net Loss	$(22,652)	$7,291	$(15,361)

NOTE 8 – SUBSEQUENT EVENTS

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

We have not yet recognized any revenue as of September 30, 2017.

For the three months ended September 30, 2017 our net loss was $15,271 compared to $3,111 for the three months ended September 30, 2016. During the three months ended September 30, 2017, we issued 150,000,000 shares of common stock to our CEO for total non-cash expense of $15,000.

Six Months Ended September 30, 2017 compared to the Six Months Ended September 30, 2016

We have not yet recognized any revenue as of September 30, 2017.

For the six months ended September 30, 2017 our net loss was $15,361 compared to $4,621 for the six months ended September 30, 2016. During the six months ended September 30, 2017, we issued 150,000,000 shares of common stock to our CEO for total non-cash expense of $15,000.

Liquidity and Capital Resources

As of September 30, 2017, we have no available cash, liabilities of $81,220 and an accumulated deficit of $964,310. During the six months ended September 30, 2017 we used $1,000 of cash in operating activities.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2017.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Chief Executive Officer,	February 23, 2021
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors