Form 10-Q/A
period 2017-12-31
Lotus Biotech Development Corp.
filed 2021-04-07
CIK 1520592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

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

As of April 6, 2021, there were 782,775,000 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

Explanatory Note:

The purpose of this Amendment No. 1 to Form 10-Q/A for the nine months ended December 31, 2017, is for the following purposes:

1)	Remove assets that had been written off and/or consumed in the prior year;
2)	Correct cash, accounts payable, other liabilities and equity;
3)	Correct accounting for operating expenses.

i

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

BALANCE SHEETS

	December 31, 2017	March 31, 2017
	(Restated)/ (Unaudited)	(Restated)/ (Audited)
ASSETS
Current Assets:
Cash	$1	$1
Total current assets	1	1

Total Assets	$1	$1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$10,157	$11,650
Loan payable	6,450	6,450
Due to related party	10,235	62,759
Total Current Liabilities	26,842	80,859
Total Liabilities	26,842	80,859

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred Stock, par value $0.00001, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $0.00001, 300,000,000 shares authorized; 782,775,000 and 82,775,000 shares issued and outstanding, respectively	7,828	828
Additional paid-in capital	930,263	867,263
Accumulated deficit	(964,932)	(948,949)
Total Stockholders’ Deficit	(26,841)	(80,858)
Total Liabilities and Stockholders’ Deficit	$1	$1

The accompanying notes are an integral part of these restated unaudited financial statements.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months December 31,
	2017	2016	2017	2016
	(Restated)		(Restated)
Operating Expenses:
General and administrative	$622	$18,031	$983	$22,652
Officer stock compensation	-	-	15,000
Total operating expenses	622	18,031	15,983	22,652

Loss from operations	$(622)	$(18,031)	$(15,983)	$(22,652)

Net loss before provision for income tax	(622)	(18,031)	(15,983)	(22,652)
Provision for income tax	-	-	-	-
Net Loss	$(622)	$(18,031)	$(15,983)	$(22,652)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	334,405,434	82,775,000	186,760,507	82,775,000

The accompanying notes are an integral part of these restated unaudited financial statements.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2017

(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, March 31, 2016	82,775,000	$828	$867,263	$(929,399)	$(61,308)
Net Loss	-	-	-	(1,510)	(1,510)
Balance, June 30, 2016	82,775,000	828	867,263	(930,909)	(62,818)
Net Loss	-	-	-	(3,111)	(3,111)
Balance, September 30, 2016	82,775,000	828	867,263	(934,020)	(65,929)
Net Loss	-	-	-	(18,031)	(18,031)
Balance, December 31, 2016	82,775,000	$828	$867,263	$(952,051)	$(83,960)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, March 31, 2017 (restated)	82,775,000	$828	$867,263	$(948,949)	$(80,858)
Net Loss (restated)	-	-	-	(90)	(90)
Balance, June 30, 2017 (restated)	82,775,000	828	867,263	(949,039)	(80,948)
Shares issued for services – related party	150,000,000	1,500	13,500	-	15,000
Net Loss (restated)	-	-	-	(15,271)	(15,271)
Balance, September 30, 2017 (restated)	232,775,000	2,328	880,763	(964,310)	(81,219)
Shares sold for cash	550,000,000	5,500	49,500	-	55,000
Net Loss (restated)	-	-	-	(622)	(622)
Balance, December 31, 2017 (restated)	782,775,000	$7,828	$930,263	$(964,932)	$(26,841)

The accompanying notes are an integral part of these restated unaudited financial statements.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended December 31,
	2017	2016
	(Restated)
Cash flows from operating activities:
Net Loss	$(15,983)	$(22,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	-	1,638
Common stock issued for officer compensation	15,000	-
Changes in operating assets and liabilities:
Accounts payable	(1,493)	520
Net cash used in operating activities	(2,476)	(20,494)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Related party advances	2,476	20,490
Repayment of related part advances	(55,000)	-
Proceeds from the sale of common stock	55,000	-
Net cash provided by financing activities	2,476	20,490

Net change in cash	-	(4)
Cash, beginning of period	1	5
Cash, end of period	$1	$1

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these restated unaudited financial statements.

LOTUS BIO-TECHNOLOGY DEVELOPMENT CORP.

NOTES TO RESTATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs and has an accumulated deficit of $964,932, ($780,00 of which is from non-cash stock compensation expense). The Company’s existence is dependent upon management’s ability to develop profitable operations. These conditions raise substantial doubt that the Company will be able to continue as a going concern. These restated financial statements do not include any adjustments that might result from this uncertainty. Activities to date have been supported by equity financing and demand loans from the Company’s major shareholder. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan and new course of action.

NOTE 4 – LOAN PAYABLE

As of December 31, 2017, the Company owed the former CEO $6,450 for cash advances used to pay certain administrative expenses. The advance is unsecured, non-interest bearing and due on demand.

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

As of December 31, 2017 and March 31, 2017, the balance due to the CEO is $10,235 and $62,759, respectively. The balance due is unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMON STOCK

Effective November 21, 2017, the Company increased its authorized common stock to 800,000,000 shares, par value $0.001, and decreased its preferred stock to 50,000,000 shares, par value $0.001.

Refer to Note 5 for common stock issued to a related party.

NOTE 7 – PREFERRED STOCK

The Company has 100,000,000 shares of preferred stock authorized. The preferred stock may be divided into and issued in series and designated at the authorization of the Board when deemed necessary.

NOTE 8 – RESTATEMENT

The March 31, 2017 financial statements were restated to correct errors in accounting for assets, accounts payable, operating expenses and removing the accounting for stock for services.

The following table summarizes changes made to the March 31, 2017 balance sheet.

	March 31, 2017
	As Reported	Adjustment	As Restated
Balance Sheet:
Cash	$5	$(4)	$1
Property & equipment	5,458	(5,458)	-
Total assets	$5,463	(5,462)	$1

Accounts payable	$15,313	$(3,663)	$11,650
Loan payable	-	6,450	6,450
Due to related party	51,458	11,301	62,759
Total liabilities	66,771	14,088	80,859

Common stock	828	-	828
Additional paid-in capital	867,263	-	867,263
Accumulated deficit	(929,399)	(19,550)	(948,949)
Total Stockholders’ Deficit	(61,308)	(19,550)	(80,858)
Total liabilities and stockholders’ deficit	$5,463	$(5,462)	$1

The December 31, 2017 financial statements are being restated to correct errors in accounting for all accounts.

The following table summarizes changes made to the December 31, 2017 balance sheet.

	December 31, 2017
	As Reported	Adjustment	As Restated
Balance Sheet:
Cash	$5	$(4)	$1
Property & equipment	5,458	(5,458)	-
Total assets	$5,463	(5,462)	$1

Accounts payable	$15,313	$(5,156)	$10,157
Loan payable	-	6,450	6,450
Due to related party	51,458	(41,223)	10,235
Total liabilities	66,771	(39,929)	26,842

Common stock	828	7,000	7,828
Additional paid-in capital	867,263	63,000	930,263
Accumulated deficit	(929,399)	(35,533)	(964,932)
Total Stockholders’ Deficit	(61,308)	(34,467)	(26,841)
Total liabilities and stockholders’ deficit	$5,463	$(5,462)	$1

The following table summarizes changes made to the December 31, 2017 Statements of Operations.

	For the three months ended December 31, 2017
	As Reported	Adjustment	As Restated
Accounting and legal	$6,969	$(6,969)	$-
Officer compensation	-	-	-
General and administrative	4,860	(4,238)	622
Stock transfer management	610	(610)	-
Amortization expense	546	(546)	-
Net Loss	$(12,985)	$12,363	$(622)

	For the nine months ended December 31, 2017
	As Reported	Adjustment	As Restated
Accounting and legal	$10,581	$(10,581)	$-
Officer compensation	4,500	10,500	15,000
General and administrative	4,880	(3,897)	983
Stock transfer management	1,053	(1,053)	-
Amortization expense	1,638	(1,638)	-
Net Loss	$(22,652)	$6,669	$(15,983)

NOTE 9 – SUBSEQUENT EVENTS

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended December 31, 2017 compared to the Three Months Ended December 31, 2016

We have not yet recognized any revenue as of December 31, 2017.

For the three months ended December 31, 2017 our net loss was $622 compared to $18,031 for the three months ended December 31, 2016. In the prior year we incurred more expenses for professional fees.

Nine Months Ended December 31, 2017 compared to the Nine Months Ended December 31, 2016

We have not yet recognized any revenue as of December 31, 2017.

For the nine months ended December 31, 2017 our net loss was $15,983 compared to $22,652 for the nine months ended December 31, 2016. During the nine months ended December 31, 2017, we issued 150,000,000 shares of common stock to our CEO for total non-cash expense of $15,000. In the prior year we incurred more expenses for professional fees.

Liquidity and Capital Resources

As of December 31, 2017, we have no available cash, liabilities of $26,842 and an accumulated deficit of $964,932. During the nine months ended December 31, 2017 we used $2,476 of cash in operating activities.

For the nine months ended December 31, 2017, we received $55,000 from the sale of common stock. The proceeds were used to repay related party debt.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended December 31, 2017.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Chief Executive Officer,	April 7, 2021
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors